Form 10-Q
period 2021-09-30
DH ENCHANTMENT, INC.
filed 2021-11-22
CIK 1300781

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-56322

DH Enchantment, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-1415044
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

Unit A, 13/F, Gee Luen Factory Building

316-318 Kwun Tong Road

Kowloon, Hong Kong +852 2621 3288

(Address of Principal Executive Offices and Issuer’s
Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
None.	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of November 18, 2021, the issuer had outstanding 831,310,013 shares of common stock.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

ITEM 1	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and March 31, 2021	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2021 and 2020 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2021 and 2020 (Unaudited)	5

	Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Three and Six Months Ended September 30, 2021 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	29

ITEM 4	Controls and Procedures	29

PART II OTHER INFORMATION

ITEM 1	Legal Proceedings	30

ITEM 1A	Risk Factors	30

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	42

ITEM 3	Defaults upon Senior Securities	42

ITEM 4	Mine Safety Disclosures	42

ITEM 5	Other Information	42

ITEM 6	Exhibits	42

SIGNATURES		43

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2021	March 31, 2021
	(Unaudited)	(Audited)

ASSETS
Current asset:
Cash and cash equivalents	$75,514	$72,768
Prepayment and other receivables	1,395	1,592

Total current assets	76,909	74,360

TOTAL ASSETS	$76,909	$74,360

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued liabilities and other payables	$51,950	$1,783
Amount due to a director	66,100	63,887
Amount due to a shareholder	133,557	–
Promissory notes, related parties	77,052	–

Total current liabilities	328,659	65,670

TOTAL LIABILITIES	328,659	65,670

Commitments and contingencies	–	–

STOCKHOLDERS’ (DEFICIT) EQUITY
Convertible preferred shares; 50,000,000 shares authorized, and 45,000,000 shares undesignated as of September 30, 2021 and March 31, 2021	–	–
Series A preferred stock, $0.002 par value; 5,000,000 shares designated; 3,120,001 and 3,920,001 shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	6,240	7,840
Series B preferred stock, $0.001 par value; 10,000,000 shares designated; 100,000 shares issued and outstanding as of September 30, 2021 and March 31, 2021	100	100
Common stock, $0.001 par value; 4,400,000,000 shares authorized; 831,310,013 and 511,309,161 shares issued and outstanding as of September 30, 2021 and 2020, respectively	831,310	511,309
Accumulated other comprehensive loss	251	(10)
Accumulated deficit	(1,089,651)	(510,549)

Stockholders’ (deficit) equity	(251,750)	8,690

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$76,909	$74,360

*On August 16, 2021, the Company effected a 5 for 1 reverse split of its issued and outstanding shares of common stock. Except for shares authorized, all references to number of shares and per share information have been retroactively adjusted to reflect such split.

See accompanying notes to condensed consolidated financial statements.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020

Revenue, net	$46,073	$–	$145,885	$–

Cost of revenue	(34,495)	–	(122,724)	–

Gross profit	11,578	–	23,161	–

Operating expenses:
General and administrative expenses	(42,035)	(30)	(80,383)	(8,610)
Professional fee	(137,566)	–	(200,888)	–
Total operating expenses	(179,601)	(30)	(281,271)	(8,610)

LOSS FROM OPERATIONS	(168,023)	(30)	(258,110)	(8,610)

Other (expenses) income
Foreign exchange gain	45	–	45	–
Interest expenses, related parties	(2,015)	–	(2,636)	–

LOSS BEFORE INCOME TAXES	(169,993)	(30)	(260,701)	(8,610)

Income tax expense	–	–	–	–

NET LOSS	(169,993)	(30)	(260,701)	(8,610)

Other comprehensive income:
– Foreign currency adjustment loss	254	1	261	12

COMPREHENSIVE LOSS	$(169,739)	$(29)	$(260,440)	$(8,598)

Net loss per share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.09)

Weighted average common shares outstanding
- Basic	831,309,587	100,000	672,183,692	100,000
– Diluted	831,309,587	100,000	672,183,692	100,000

See accompanying notes to condensed consolidated financial statements.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(260,701)	$(8,610)

Change in operating assets and liabilities:
Prepayment and other receivables	197	–
Accrued liabilities and other payables	50,167	–

Net cash used in operating activities	(210,337)	(8,610)

Cash flows from financing activities:
Advance from a director	2,213	22,082
Advance from a shareholder	133,557	–
Proceed from issuance of promissory notes	77,052	–
Net cash provided by financing activities	212,822	22,082

Foreign currency translation adjustment	261	12

Net change in cash and cash equivalents	2,746	13,484

BEGINNING OF PERIOD	72,768	–

END OF PERIOD	$75,514	$13,484

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Series A preferred stock		Series B Preferred stock to be issued		Common stock		Accumulated other		Total stockholders’
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	comprehensive income	(Accumulated losses)	(deficit) equity

Balance as of April 1, 2020	–	$–	100,000	$100	–	$–	$–	$(100)	$–

Foreign currency translation adjustment	–	–	–	–	–	–	11	–	11
Net loss for the period	–	–	–	–	–	–	–	(8,580)	(8,580)

Balance as of June 30, 2020	–	–	100,000	100	–	–	11	(8,680)	(8,680)

Foreign currency translation adjustment	–	–	–	–	–	–	1	–	1
Net loss for the period	–	–	–	–	–	–	–	(30)	(30)

Balance as of September 30, 2020	–	$–	100,000	$100	–	$–	$12	$(8,710)	$(8,698)

Balance as of April 1, 2021	3,920,001	$7,840	100,000	$100	511,309,161	$511,309	$(10)	$(510,549)	$8,690

Foreign currency translation adjustment	–	–	–	–	–	–	7	–	7
Net loss for the period	–	–	–	–	–	–	–	(90,708)	(90,708)

Balance as of June 30, 2021	3,920,001	7,840	100,000	100	511,309,161	511,309	(3)	(601,257)	(82,011)

Conversion of preferred stock	(800,000)	(1,600)	–	–	320,000,000	320,000	–	(318,400)	–
Fractional shares from reverse split	–	–	–	–	852	1	–	(1)	–
Foreign currency translation adjustment	–	–	–	–	–	–	254	–	254
Net loss for the period	–	–	–	–	–	–	–	(169,993)	(169,993)

Balance as of September 30, 2021	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$251	$(1,089,651)	$(251,750)

See accompanying notes to condensed consolidated financial statements.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of March 31, 2021 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2022 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10/A for the year ended March 31, 2021.

NOTE－2 ORGANIZATION AND BUSINESS BACKGROUND

DH Enchantment, Inc. (formerly Energy Management International, Inc.) (the “Company”) was incorporated in the State of Nevada on July 9, 2004 under the name Amerivestors, Inc. On March 3, 2009, the Company changed its name to Gust Engineering & Speed Productions, Inc. and on October 27, 2009, the Company changed its name to Energy Management International, Inc. Further, on August 16, 2021, the Company changed its current name to DH Enchantment, Inc.

Currently, the Company through its subsidiaries, is mainly engaged in the sale and distribution of COVID-19 rapid antigen tester set. This business commenced its operations in Hong Kong in October 2020.

On July 26, 2021, the Company consummated the Share Exchange Transaction (the “Share Exchange”) among DH Investment Group Limited (“DHIG”) and its shareholders. The Company acquired all of the issued and outstanding shares of DHIG from DHIG’s shareholders, in exchange for 100,000 shares of Series B preferred stock, at par value of $0.001. Upon completion of the Share Exchange, DHIG became a 100% owned subsidiary of the Company.

Prior to the Share Exchange, the Company was considered as a shell company due to its nominal assets and limited operation. The transaction will be treated as a recapitalization of the Company.

The Share Exchange between the Company and DHIC that was effectuated on July 26, 2021, was deemed as a merger of entities under common control of which Miss Sally Kin Yi LO is the common director and shareholder of both the Company and DHIG. Under the guidance in ASC 805 for transactions between entities under common control, the assets, liabilities and results of operations, are recognized at their carrying amounts on the date of the Share Exchange, which required retrospective combination of the Company and DHIG for all periods presented.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

On June 29, 2021, the Company authorized and approved the amendment and restatement of our Articles of Incorporation to: (i) change our name to DH Enchantment Inc.; and (ii) amend the powers, rights and designation of the Series A Convertible Preferred Stock as more fully set forth below; and (iii) effectuate a 5:1 reverse split, all of which became effective on August 16, 2021. The Company also approved the designation of 10,000,000 shares of Series B Convertible Preferred Stock which took effect immediately.

After the amendment, holders of the Series A Convertible Preferred Stock are no longer: (i) entitled to receive dividends or other distributions; (ii) entitled to vote on matters submitted to a vote of the stockholders; and (iii) able to convert the Series A Convertible Preferred Stock into common stock or any other securities of the corporation.

On August 16, 2021, the Company effected a 5 for 1 reverse split of its issued and outstanding shares of common stock. Except for shares authorized, all references to number of shares and per share information have been retroactively adjusted to reflect such split.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/ paid up share capital	Effective interest held

DH Investment Group Limited	British Virgin Islands	Investment holding	100 ordinary shares at par value of US$1	100%

Ho Shun Yi Limited	Hong Kong	Sale and distribution of COVID-19 rapid antigen tester set	10,000 ordinary share for HK$10,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE－3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●	Basis of presentation

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●	Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the accounts of ENMI and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Revenue recognition

The Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its condensed consolidated financial statements.

Under ASU 2014-09, the Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

●	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended September 30, 2021 and 2020.

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the condensed consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the six months ended September 30, 2021:

	September 30, 2021	September 30, 2020
Period-end HKD:US$ exchange rate	0.1284	0.1290
Average HKD:US$ exchange rate	0.1287	0.1290

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Related parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

●	Commitments and contingencies

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

●	Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, approximate their fair values because of the short maturity of these instruments.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Recent accounting pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes.” The standard is expected to reduce cost and complexity related to accounting for income taxes. The new guidance eliminates certain exceptions and clarifies and amends existing guidance to promote consistent application among reporting entities. Depending on the amended guidance within this standard, adoption is to be applied on a retrospective, modified retrospective or prospective basis. The Company adopted this standard effective January 1, 2021, and the adoption did not have a material effect on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The new guidance clarifies the interactions between accounting standards that apply to equity investments without readily determinable fair values. Specifically, it addresses the accounting for the transition into and out of the equity method. The Company adopted this standard effective January 1, 2021 on a prospective basis, and the adoption did not have a material effect on the Company’s consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE－4 GOING CONCERN UNCERTAINTIES

The Company’s condensed consolidated financial statements as of September 30, 2021 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. These raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international and U.S. economies and markets and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital and the continued financial support from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE－5 PROMISSORY NOTES

As at September 30, 2021, the Company had loan proceeds of $77,052 from related parties, the Company’s shareholders, pursuant to the promissory notes with a maturity date of May 3, 2022 and May 4, 2022. The notes bear interest at a rate of 5% per annum, payable upon maturity.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－6 STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized shares

As of September 30, 2021 and March 31, 2021, the Company’s authorized shares were 5,000,000 and 10,000,000 shares of Series A preferred stock and Series B preferred stock respectively, with par values of $0.002 and $0.001 respectively.

As of September 30, 2021 and March 31, 2021, the Company’s authorized shares were 4,400,000,000 shares of common stock, with a par value of $0.001.

Issued and outstanding shares

On June 29, 2021, the Company authorized to execute and file with the Secretary of State of the Nevada the Articles of Amendment, (i) to amend the designation for Series A Preferred Stock; (ii) to designate 10,000,000 shares as Series B preferred stock. The Company also approved a 5:1 reverse split, subject to final authorization by FINRA.

On July 26, 2021, the Company consummated the Share Exchange Transaction among DH Investment Group Limited (“DHIG”) and its shareholders and issued 100,000 shares of Series B preferred stock in exchange for 100% equity interest of DHIG. Upon completion of the Share Exchange Transaction, DHIG became a 100% owned subsidiary of the Company.

On August 16, 2021, the Company effected a 5 for 1 reverse split of its issued and outstanding shares of common stock. Except for shares authorized, all references to number of shares and per share information have been retroactively adjusted to reflect such split.

As of September 30, 2021 and March 31, 2021, the Company had 3,120,001 and 3,920,001 shares of Series A preferred stock issued and outstanding respectively.

As of September 30, 2021 and March 31, 2021, the Company had 100,000 shares of Series B preferred stock issued and outstanding.

As of September 30, 2021 and March 31, 2021, the Company had 831,310,013 and 511,309,161 shares of common stock issued and outstanding, respectively.

NOTE－7 INCOME TAX

The provision for income taxes consisted of the following:

Six months ended September 30,
	2021	2020

Current tax	$–	$–
Deferred tax	–	–

Income tax expense	$–	$–

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in Hong Kong that is subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

ENMI is registered in the State of Nevada and is subject to the tax laws of United States of America.

For the six months ended September 30, 2021 and 2020, there were no operating income generated.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended September 30, 2021 and 2020 is as follows:

	Six months ended September 30,
	2021	2020

Loss before income taxes	$(203,799)	$(8,610)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(33,627)	(1,421)
Tax effect of non-deductible items	–	215
Tax loss not recognized as deferred tax assets	33,627	1,206
Income tax expense	$–	$–

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of September 30, 2021 and March 31, 2021:

	September 30, 2021	March 31, 2021

Deferred tax assets:	–	–
Net operating loss carryforwards	$33,627	$–
Less: valuation allowance	(33,627)	–
Deferred tax assets, net	$–	$–

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－8 AMOUNT DUE TO RELATED PARTIES

As of September 30, 2021, the amount due to a related parties represented temporary advances made by the Company’s director, Ms. LO Kin Yi Sally, and by the major shareholder. The amount due to the director was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant. The amount due to shareholder was unsecured, repayable on demand with 5% interest p.a.

NOTE－9 RELATED PARTY TRANSACTIONS

From time to time, the director of the Company advanced funds to the Company for working capital purpose. Those advances which amounted to $2,213 for the six months ended September 30, 2021 are unsecured, non-interest bearing and have no fixed terms of repayment.

During the six months ended September 30, 2021, the Company has been provided free office space by its director. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

During the six months ended September 30, 2021, a shareholder of the Company advanced an amount of $133,557 which are unsecured, bear interest at 5% p.a. and repayable on demand.

During the six months ended September 30, 2021 also, the Company received loan proceeds of $77,052 from related parties, the Company’s shareholders, pursuant to the promissory notes with a maturity date of May 3, 2022 and May 4, 2022 and interest chargeable at 5% per annum.

NOTE－10 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and six months ended September 30, 2021, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended September 30, 2021			September 30, 2021
Customer	Revenues	Percentage of revenues		Accounts receivable

Customer A	$11,811	26%		$–
Customer B	11,672	25%		1,395

Total:	$23,483	51%	Total:	$1,395

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended September 30, 2021			September 30, 2021
Customer	Revenues	Percentage of revenues		Accounts receivable

Customer B	$52,611	36%		$1,395
Customer C	28,680	20%		–
Customer A	25,730	18%		–

Total:	$107,021	74%	Total:	$1,395

For the three and six months ended September 30, 2020, there was no individual customer that accounted for 10% or more of the Company’s revenues.

All of the Company’s customers are located in Hong Kong.

(b)       Major vendor

For the three and six months ended September 30, 2021, the individual vendor who accounts for 10% or more of the Company’s purchases and its outstanding payable balances as at period-end dates, are presented as follows:

	Three months ended September 30, 2021		September 30, 2021
Supplier	Cost of revenues	Percentage of cost of revenues	Trade accounts payable

Vendor A	$34,495	100%	$3,783

	Six months ended September 30, 2021		September 30, 2021
Supplier	Cost of revenues	Percentage of cost of revenues	Trade accounts payable

Vendor A	$122,724	100%	$3,783

For the three and six months ended September 30, 2020, there was no individual vendor that accounted for 10% or more of the Company’s purchases.

The Company’s vendor is located in Hong Kong.

(c)	Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

(d)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

NOTE－11 COMMITMENTS AND CONTINGENCIES

As of September 30, 2021, the Company has no material commitments or contingencies.

NOTE－12 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021, up through the date the Company issued the unaudited condensed consolidated financial statements.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including the Second Amendment to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on November 3, 2021.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in the report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Cautionary Note Concerning Forward-Looking Statements” on page 2.

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “$” refer to the legal currency of the United States. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Overview

DH Enchantment, Inc. (f/k/a Energy Management International Inc.) is a holding company that, through its subsidiaries, is engaged primarily in the sale and distribution of COVID-19 rapid antigen tester sets produced by third parties. We operate our business through our wholly owned subsidiary Ho Shun Yi Limited (“HSY”). We commenced operations in Hong Kong in October 2020 and sell our products primarily in Hong Kong. We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors. HSY was organized as a private limited liability company on July 9, 2018, in Hong Kong and is a wholly owned subsidiary of DH Investment Group Limited (“DHIG”). We acquired DHIG on July 26, 2021. Our corporate organization chart is below.

We are not a Chinese operating company but a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Further, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that the PRC government could disallow our holding company structure, which may result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could value the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which may cause the value of our securities to significantly decline or become worthless.

There may be prominent risks associated with our operations being in Hong Kong. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the soon to be effective Data Security Law, may target the Company's corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. For a detailed description of the risks facing the Company and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong.”

We are at a development stage company and reported a net loss of $260,701 and $8,610 for the six months ended September 30, 2021 and 2020, respectively. We had current assets of $76,909 and current liabilities of $328,659 as of September 30, 2021. As of September 30, 2020, our current assets and current liabilities were $74,360 and $65,670, respectively.

History

We were incorporated in the state of Nevada on July 9, 2004, under the name Amerivestors, Inc. On March 3, 2009, we changed our name to Gust Engineering & Speed Production, Inc. and on October 27, 2009, we changed our name to Energy Management International, Inc. Effective August 16, 2021, we changed our name to DH Enchantment, Inc., our current name.

Since inception to 2018, the Company posted periodic reports on the OTCMarkets website under the alternative reporting standard with the 12/31/2010 Quarterly Report being the last report. Thereafter, the Company ceased reporting and failed to file its Annual list due July 31, 2019 with the Nevada Secretary of State. This resulted in the revocation of the Company’s corporate charter.

In November, 2020, Barbara McIntyre Bauman in her capacity as a stockholder of the Company applied for custodianship of the Company with the District Court sitting in Clark County, Nevada (the “Court”) to revive the Company. Ms. Bauman was ultimately appointed by the Court to serve as custodian of the Company on January 11, 2021. Ms. Bauman served as the custodian until April 19, 2021, when Ms. Bauman’s motion to terminate custodianship of the Company was granted by the Court. A copy of the court records relating to the application and termination of custodianship of the Company are attached as Exhibit 99.1 hereto.

In connection with serving as the custodian, Ms. Bauman was appointed to serve as the sole executive officer and director of the Company effective January 11, 2021. Ms. Bauman subsequently returned the Company to Good Standing Status with the Nevada Secretary of State and caused the Company to re-commence posting periodic reports on the OTC Markets website under the alternative reporting standard. On March 2, 2021, the Company issued to Ms. Bauman 400,000,000 shares of common stock for repayment of related party debt totaling $6,610. On February 22, 2021, the Company issued to Ms. Bauman 3,500,000 shares of Series A Preferred Stock, for repayment of the related party debt totaling $4,403. These debts were incurred in connection with reviving and maintaining the Company.

On May 13, 2021, Ms. Bauman sold 400,000,000 shares of the Company’s common stock and 3,500,000 shares of the Company’s Series A Preferred Stock to Sally Kin Yi LO and Daily Success Development Ltd. for aggregate consideration of Three Hundred Forty Thousand Dollars ($340,000). In connection with the acquisition, Ms. Bauman resigned from her positions as Chief Executive Officer and Chief Operating Officer and Sally Kin Yi LO was appointed to serve as our Chief Executive Officer, Chief Financial Officer, Secretary and director. It is our understanding that the purchasers are not U.S. Persons within the meaning of Regulations S. Accordingly, the Shares are being sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, Regulation D and Regulation S promulgated thereunder.

Effective July 1, 2021, Daily Success Development Limited converted 520,000 shares of its Series A Preferred Stock into 41,600,000 shares of Common Stock. As a result, Daily Success Development Limited holds 468,000,000 Common Shares (56.30%) and 1,755,000 Series A Preferred Shares (56.30%).

Effective July 1, 2021, Sally Lo converted 280,000 shares of its Series A Preferred Stock into 22,400,000 shares of Common Stock. As a result, Sally Lo holds 252,000,000 Common Shares (30.31%) and 945,000 Series A Preferred Shares (30.29%).

Acquisition of DH Investment Group Limited (“DHIG”), Our Testing Business

On July 26, 2021, we acquired all of the issued and outstanding shares of DH Investment Group Limited, a limited liability company organized under the laws of the British Virgin Islands (“DHIG”), from its shareholders Sally Lo and Daily Success Development Limited in exchange for 100,000 shares of our Series B Preferred Stock. DHIG operates its COVID-19 antigen testing business through its wholly owned subsidiary Ho Shun Yi Limited, a limited liability company organized under the laws of Hong Kong. In connection with the acquisition, each of Sally Lo and Daily Success Development Limited received 35,000 and 65,000 shares of our Series B Convertible Preferred Stock, respectively. Each one (1) shares of the Series B Convertible Preferred Stock is convertible ten (10) shares of our Common Stock. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to the shareholders of DHIG.

Prior to the Share Exchange, the Company was considered as a shell company due to its nominal assets and limited operation. The transaction was treated as a recapitalization of the Company.

The Share Exchange between the Company and DHIC that was effectuated on July 26, 2021, was deemed as a merger of entities under common control of which Miss Sally Kin Yi LO is the common director and shareholder of both the Company and DHIG. Under the guidance in ASC 805 for transactions between entities under common control, the assets, liabilities and results of operations, are recognized at their carrying amounts on the date of the Share Exchange, which required retrospective combination of the Company and DHIG for all periods presented.

As a result of our acquisition of DHIG, we entered into the COVID-19 antigen testing business. We intend to make additional acquisitions in the same industry and hope to expand into other territories such as China. We also hope to make opportunistic acquisitions in other industries in the future, regardless of whether such industries relate to the COVID-19 antigen testing business.

On June 29, 2021, our Board of Directors authorized and approved the amendment and restatement of our Articles of Incorporation to: (i) change our name to DH Enchantment Inc.; and (ii) amend the powers, rights and designation of the Series A Convertible Preferred Stock; and (iii) effectuate a 5:1 reverse split, all of which became effective on August 16, 2021. After the amendment, holders of the Series A Convertible Preferred Stock are no longer: (i) entitled to receive dividends or other distributions; (ii) entitled to vote on matters submitted to a vote of the stockholders; and (iii) able to convert the Series A Convertible Preferred Stock into common stock or any other securities of the corporation. All share and per share information in this financial statements and footnotes have been retroactively adjusted for the periods and years presented, unless otherwise indicated, to give effect to the reverse stock split.

On June 29, 2021, the Board of Directors of the Company also approved the designation of 10,000,000 shares of Series B Convertible Preferred Stock which took effect immediately.

Results of Operations

Comparison of the three months ended September 30, 2021 and September 30, 2020

The following table sets forth certain operational data for the periods indicated:

	Three Months Ended September 30,
	2021	2020
Revenues	$46,073	$–
Cost of revenue	(34,495)	–
Gross profit	11,578	–
General and administrative expenses	(179,601)	(30)
Loss from operation	(168,023)	(30)
Other expense, net	(1,970)	–
Income tax expense	–	–
Net loss	(169,993)	(30)

Revenue. We generated revenues of $46,073 and $0 for the three months ended September 30, 2021 and 2020. We commenced operations from November 2020.

For the three months ended September 30, 2021, the following customers accounted for 10% or more of our total net revenues:

Customer name	Three months ended September 30, 2021		September 30, 2021
	Revenues	Percentage of revenues	Trade accounts receivable
Hong Kong Rehabilitation A & E Association Limited	$11,811	26%	$–
Uni-Alliance Limited	11,672	25%	1,395
	$23,483	51%	$1,395

For the three months ended September 30, 2020, there were no customers.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2021 and 2020, was $34,495 and $0, respectively. We commenced operations in November 2020.

For the three months ended September 30, 2021, the following vendor accounted for 10% or more of our total net cost of revenue:

Supplier name	Three months ended September 30, 2021		September 30, 2021
	Cost of Revenues	Percentage of cost of revenues	Trade accounts payable
Phase Scientific International Limited	$34,495	100%	$3,783

For the three months ended September 30, 2020, there were no vendors.

Gross Profit. We achieved a gross profit of $11,578 and $0 for the three months ended September 30, 2021 and 2020, respectively.

We commenced operations from November 2020.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $179,601 and $30 for the three months ended September 30, 2021 and 2020, respectively. The increase in G&A is primarily attributable to the employment and other expenses.

Income Tax Expense. Our income tax expenses for the three months ended September 30, 2021 and 2020 were $0.

Comparison of the six months ended September 30, 2021 and September 30, 2020

The following table sets forth certain operational data for the periods indicated:

	Six Months Ended September 30,
	2021	2020
Revenues	$145,885	$–
Cost of revenue	(122,724)	–
Gross profit	23,161	–
General and administrative expenses	(281,271)	(8,610)
Loss from operation	(258,110)	(8,610)
Other expense, net	(2,591)	–
Income tax expense	–	–
Net loss	(260,701)	(8,610)

Revenue. We generated revenues of $145,885 and $0 for the six months ended September 30, 2021 and 2020. We commenced operations from November 2020.

For the six months ended September 30, 2021, the following customers accounted for 10% or more of our total net revenues:

Customer name	Six months ended September 30, 2021		September 30, 2021
	Revenues	Percentage of revenues	Trade accounts receivable
Uni-Alliance Limited	$52,611	36%	$1,395
Kin Pharm Dispensary Limited	28,680	20%	–
Hong Kong Rehabilitation A & E Association Limited	25,730	18%	–
	$107,021	74%	$1,395

For the six months ended September 30, 2020, there were no customers.

Cost of Revenue. Cost of revenue for the six months ended September 30, 2021 and 2020, was $122,724 and $0, respectively. We commenced operations in November 2020.

For the six months ended September 30, 2021, the following vendor accounted for 10% or more of our total net cost of revenue:

Supplier name	Six months ended September 30, 2021		September 30, 2021
	Cost of Revenues	Percentage of cost of revenues	Trade accounts payable
Phase Scientific International Limited	$122,724	100%	$3,783

For the six months ended September 30, 2020, there were no vendors.

Gross Profit. We achieved a gross profit of $23,161 and $0 for the six months ended September 30, 2021 and 2020, respectively.

We commenced operations from November 2020.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $281,271 and $8,610 for the six months ended September 30, 2021 and 2020, respectively. The increase in G&A is primarily attributable to the employment and other expenses.

Income Tax Expense. Our income tax expenses for the six months ended September 30, 2021 and 2020 were $0.

Liquidity and Capital Resources

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

	September 30, 2021	September 30, 2020
Net cash used in operating activities	$(210,337)	$(8,610)
Net cash provided by investing activities	–	–
Net cash provided by financing activities	212,822	22,082

Net Cash Used In Operating Activities.

For the six months ended September 30, 2021, net cash used in operating activities was $210,337, which consisted primarily of a net loss of $260,701, a decrease in prepayments and other receivables of $197 and offset by an increase in accrued liabilities and other payables of $50,167.

For the six months ended September 30, 2020, net cash was used in operating activities was $8,610, which consisted primarily of a net loss of $8,610.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the six months ended September 30, 2021 and 2020, no net cash was provided by investing activities.

Net Cash Provided By Financing Activities.

For the six months ended September 30, 2021, net cash provided by financing activities was $212,822, which consisting of advances from a director of $2,213, advances from a shareholder of $133,557 and proceed from issuance of promissory notes of $77,052.

For the six months ended September 30, 2020, net cash was provided by financing activities was $22,082, which consisting primarily of advances from a director of $22,082.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2021:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	$199,657	$199,657	$–	$–	$–
Promissory notes, related parties	77,052	77,052	–	–	–
Commercial commitments	–	–	–	–	–
Bank loan repayment	–	–	–	–	–
Total obligations	$276,709	$276,709	$–	$–	$–

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management's subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following accounting policies are critical in the preparation of our financial statements.

●	Use of estimates and assumptions

In preparing these combined and consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Basis of consolidation

The combined and consolidated financial statements include the accounts of ENMI and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its financial statements.

Under ASU 2014-09, the Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

·	identify the contract with a customer;
·	identify the performance obligations in the contract;
·	determine the transaction price;
·	allocate the transaction price to performance obligations in the contract; and
·	recognize revenue as the performance obligation is satisfied.

●	Cost of revenue

Cost of revenue consists primarily of the cost of goods sold, which are directly attributable to the sales of COVID-19 rapid tester products.

●	Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the combined and consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the combined and consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences, if any, between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the combined and consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying combined and consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currency, Hong Kong Dollars (“HKD”), which is its functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

●	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying combined and consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on translation of functional currencies to presentation currency. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in combined and consolidated financial statements. For the six months ended September 30, 2021 and 2020, the Company operates in one reportable operating segment in Hong Kong.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expense in the accompanying statements of operation as the related employee service is provided.

●	Related parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The combined and consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

●	Commitments and contingencies

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

●	Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes.” The standard is expected to reduce cost and complexity related to accounting for income taxes. The new guidance eliminates certain exceptions and clarifies and amends existing guidance to promote consistent application among reporting entities. Depending on the amended guidance within this standard, adoption is to be applied on a retrospective, modified retrospective or prospective basis. The Company adopted this standard effective January 1, 2021, and the adoption did not have a material effect on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The new guidance clarifies the interactions between accounting standards that apply to equity investments without readily determinable fair values. Specifically, it addresses the accounting for the transition into and out of the equity method. The Company adopted this standard effective January 1, 2021 on a prospective basis, and the adoption did not have a material effect on the Company’s consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4 Controls and Procedure

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of September 30, 2021, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations

Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A Risk Factors

Risk Factors – Risk Factors Relating to Doing Business in Hong Kong.

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.

Our business and assets are primarily located in Hong Kong. Accordingly, economic, political and legal developments in Hong Kong and the PRC will significantly affect our business, financial condition, results of operations and prospects. Policies of the PRC government can have significant effects on economic conditions in Hong Kong. Our interests may be adversely affected by changes in policies by the PRC government, including:

•	changes in laws, regulations or their interpretation especially with respect to application of PRC tax, labor, currency restriction and other laws to Hong Kong operations;
•	confiscatory taxation or changes in taxation;
•	Currency revaluations or restrictions on currency conversion, imports or sources of supplies, or ability to continue as a for-profit enterprise;
•	expropriation or nationalization of private enterprises; and
•	the allocation of resources.

Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. We expect the Hong Kong and PRC legal systems to rapidly evolve in the near future with the Hong Kong legal system becoming closer aligned with legal system in China. There is a risk that the PRC government will intervene or influence our operations at any time, including exerting more oversight and control over companies operating in Hong Kong and the PRC, offerings conducted overseas and or foreign investment in Hong Kong and PRC based issuers, which could result in a material change in our operations and or the value of our common stock. These actions may be reflected in the changing interpretations and enforcement of many laws, regulations and rules in Hong Kong and the PRC that may not always be uniform and with little to no advance notice. Our business operations and our ability to operate in Hong Kong, offer or continue to offer securities to investors and continue to invest in Hong Kong and or PRC based issuers may be harmed by these changes in laws and regulations, including those relating to taxation, import and export tariffs, healthcare regulations, environmental regulations, land use and property ownership rights, and other matters. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in Hong Kong or particular regions thereof, and could limit or completely hinder our ability to offer or continue to offer securities to investors or require us to divest ourselves of any interest we then hold in Hong Kong properties or joint ventures. Any such actions (including divesture or similar actions) could result in a material adverse effect on us and on your investment in us and could cause the value of our securities and your investment in our securities to significantly decline or be worthless.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts that provide interpretations of laws and regulations and decide contractual disputes and issues may change their interpretation or enforcement very rapidly with little advance notice at any time, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as, may cause possible problems to foreign investors.

Although the PRC government has been pursuing economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways.  We cannot assure you that the PRC government will continue to pursue policies favoring a market oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC.

The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.

The Holding Foreign Companies Accountable Act was signed into law on December 18, 2020, and requires Auditors of publicly traded companies to submit to regular inspections every three years to assess such auditors’ compliance with applicable professional standards. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US.

On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the Holding Foreign Companies Accountable Act from three years to two years. As of the date of this prospectus, the SEC is also actively assessing how best to implement other requirements of the Holding Foreign Companies Accountable Act, including the identification process and the trading prohibition requirements. The enactment of the Holding Foreign Companies Accountable Act and other efforts to increase U.S. regulatory access to audit work papers could cause investor uncertainty, and the market price of our securities could be adversely affected.

According to Article 177 of the Securities Law of the PRC (“Article 177”), overseas securities regulatory authorities are prohibited from engaging in activities pertaining to investigations or evidence collection directly conducted within the territories of the PRC, and Chinese entities or individuals are further prohibited from providing documents and information in connection with securities business activities to any organizations and/or persons abroad without the prior consent of the securities regulatory authority of the State Council and the competent departments of the State Council. As of the date of this prospectus, we are not aware of any implementing rules or regulations which have been published regarding application of Article 177.

We believe Article 177 is only applicable where the activities of overseas authorities constitute a direct investigation or evidence collection by such authorities within the territory of the PRC. Our principal business operation is conducted in Hong Kong. In the event that the U.S. securities regulatory agencies carry out an investigation on us such as an enforcement action by the Department of Justice, the SEC or other authorities, such agencies’ activities will constitute conducting an investigation or collecting evidence directly within the territory of the PRC and accordingly fall within the scope of Article 177. In that case, the U.S. securities regulatory agencies may have to consider establishing cross-border cooperation with the securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or establishing a regulatory cooperation mechanism with the securities regulatory authority of the PRC. However, there is no assurance that the U.S. securities regulatory agencies will succeed in establishing such cross-border cooperation in this particular case and/or establish such cooperation in a timely manner.

Furthermore, it remains unclear as to how Article 177 will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) be permitted to inspect the issuer's public accounting firm within three years. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US.

Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with Hong Kong-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements.

The recent regulatory developments in China, in particular with respect to restrictions on China-based companies raising capital offshore, may lead to additional regulatory review in China over our financing and capital raising activities in the United States. In addition, we may be subject to industry-wide regulations that may be adopted by the relevant PRC authorities, which may have the effect of limiting our service offerings, restricting the scope of our operations in Hong Kong, or causing the suspension or termination of our business operations in Hong Kong entirely, all of which will materially and adversely affect our business, financial condition and results of operations. We may have to adjust, modify, or completely change our business operations in response to adverse regulatory changes or policy developments, and we cannot assure you that any remedial action adopted by us can be completed in a timely, cost-efficient, or liability-free manner or at all.

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies (including Hong Kong) before their registration statements will be declared effective. On August 1, 2021, the China Securities Regulatory Commission stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. Since we operate in Hong Kong, we cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference from China.

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.

While we are currently not subject to the laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection, there can be no assurance that such laws will continue to be inapplicable to us in the future as these laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions.

We expect to obtain information about various aspects of our operations as well as regarding our employees and third parties. We also maintain information about various aspects of our operations as well as regarding our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our customers and employees expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained during the course of performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the PRC National People’s Congress issued the Cyber Security Law of the PRC, or Cyber Security Law, which became effective on June 1, 2017.

Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations.

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides main legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the Cyberspace Administration of China, MIIT, and the Ministry of Public Security have been increasingly focused on regulation in the areas of data security and data protection.

The PRC regulatory requirements regarding cybersecurity are constantly evolving. For instance, various regulatory bodies in China, including the Cyberspace Administration of China, the Ministry of Public Security and the SAMR, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

In November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which became effective in June 2017. The CSL is the first PRC law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. We do not know what regulations will be adopted or how such regulations will affect us and our listing on Nasdaq. In the event that the Cyberspace Administration of China determines that we are subject to these regulations, we may be required to delist from Nasdaq and we may be subject to fines and penalties. On June 10, 2021, the Standing Committee of the NPC promulgated the PRC Data Security Law, which took effect on September 1, 2021. The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits The costs of compliance with, and other burdens imposed by, CSL and any other cybersecurity and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business. Further, if the enacted version of the Measures for Cybersecurity Review mandates clearance of cybersecurity review and other specific actions to be completed by companies like us, we face uncertainties as to whether such clearance can be timely obtained, or at all.

We are not be subject to the cybersecurity review by the CAC, given that: (i) we do not possess a large amount of personal information in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, there remains uncertainty as to how the Draft Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Draft Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

We cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and there is no assurance that we can fully or timely comply with such laws. In the event that we are subject to any mandatory cybersecurity review and other specific actions required by the CAC, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to suspend or shut down our relevant business, or face other penalties, which could materially and adversely affect our business, financial condition, and results of operations.

Under the PRC enterprise income tax law, we may be classified as a “PRC resident enterprise”, which could result in unfavorable tax consequences to us and our shareholders and have a material adverse effect on our results of operations and the value of your investment.

Under the PRC enterprise income tax law that became effective on January 1, 2008, an enterprise established outside the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. On April 22, 2009, the State Administration of Taxation, or the SAT, issued the Notice Regarding the Determination of Chinese-Controlled Overseas Incorporated Enterprises as PRC Tax Resident Enterprise on the Basis of De Facto Management Bodies, or SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Further to SAT Circular 82, on August 3, 2011, the SAT issued the Administrative Measures of Enterprise Income Tax of Chinese-Controlled Offshore Incorporated Resident Enterprises (Trial), or SAT Bulletin 45, which became effective on September 1, 2011, to provide more guidance on the implementation of SAT Circular 82.

According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be considered a PRC tax resident enterprise by virtue of having its “de facto management body” in China and will be subject to PRC enterprise income tax on its worldwide income only if all of the following conditions are met: (a) the senior management and core management departments in charge of its daily operations function have their presence mainly in the PRC; (b) its financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC; (c) its major assets, accounting books, company seals, and minutes and files of its board and shareholders’ meetings are located or kept in the PRC; and (d) not less than half of the enterprise’s directors or senior management with voting rights habitually reside in the PRC. SAT Bulletin 45 further clarifies the resident status determination, post-determination administration as well as competent tax authorities.

Although SAT Circular 82 and SAT Bulletin 45 only apply to offshore incorporated enterprises controlled by PRC enterprises or PRC enterprise group instead of those controlled by PRC individuals or foreigners, the determination criteria set forth therein may reflect SAT’s general position on how the term “de facto management body” could be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, individuals or foreigners.

We believe that none of our entities outside of China is a PRC resident enterprise for PRC tax purposes even if the standards for “de facto management body” prescribed in the SAT Circular 82 are applicable to us. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that we or any of our subsidiaries outside of China is a PRC resident enterprise for enterprise income tax purposes, we may be subject to PRC enterprise income on our worldwide income at the rate of 25%, which could materially reduce our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations.

Although dividends paid by one PRC tax resident to another PRC tax resident should qualify as “tax-exempt income” under the enterprise income tax law, we cannot assure you that dividends by our Hong Kong subsidiary to our British Virgin Islands holding company or Nevada holding company will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax on dividends, and the PRC tax authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes.

Non-PRC resident holders of our common stock may also be subject to PRC withholding tax on dividends paid by us and PRC tax on gains realized on the sale or other disposition of common stock, if such income is sourced from within the PRC. The tax would be imposed at the rate of 10% in the case of non-PRC resident enterprise holders and 20% in the case of non-PRC resident individual holders. In the case of dividends, we would be required to withhold the tax at source. Any PRC tax liability may be reduced under applicable tax treaties or similar arrangements. Although our holding companies are incorporated in Nevada and the British Virgin Islands, it remains unclear whether dividends received and gains realized by non-PRC resident holders of our common stock will be regarded as income from sources within the PRC if we are classified as a PRC resident enterprise. Any such tax will reduce the returns on your investment in our common stock.

We cannot assure you that the PRC tax authorities will not, at their discretion, adjust any capital gains and impose tax return filing and withholding or tax payment obligations with respect to any internal restructuring, and our Hong Kong subsidiary may be requested to assist in the filing. Any PRC tax imposed on a transfer of our shares not through a public stock exchange, or any adjustment of such gains would cause us to incur additional costs and may have a negative impact on the value of your investment in the company.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

We face uncertainties regarding the reporting on and consequences of private equity financing transactions involving the transfer of shares in the Company by non-resident investors. In February 2015, the SAT issued the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or SAT Bulletin 7, as amended in 2017. Pursuant to this bulletin, an “indirect transfer” of assets, including equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. According to SAT Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in China, immovable properties located in China, and equity investments in PRC resident enterprises, in respect of which gains from their transfer by a direct holder, being a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consist of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to the immovable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. SAT Bulletin 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange.

There is uncertainty as to the application of SAT Bulletin 7. We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries or investments. We may be subject to filing obligations or taxed if we are a transferor in such transactions, and may be subject to withholding obligations if we are a transferee in such transactions under SAT Bulletin 7. For transfer of shares in us by investors that are non-PRC resident enterprises, our Hong Kong subsidiary may be requested to assist in the filing under SAT Bulletin 7. As a result, we may be required to expend valuable resources to comply with SAT Bulletin 7 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that we should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The M&A Rules and certain other PRC regulations may make it more difficult for us to pursue growth through acquisitions.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established complex procedures and requirements for acquisition of Chinese companies by foreign investors, including requirements in some instances that the Ministry of Commerce of the PRC be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law promulgated by the Standing Committee of the National People’s Congress, which became effective in 2008, requires that transactions which are deemed concentrations and involve parties with specified turnover thresholds must be cleared by the Ministry of Commerce before they can be completed. In addition, the security review rules issued by the Ministry of Commerce and became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the Ministry of Commerce, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement.

In the future, we may pursue potential strategic acquisitions that are complementary to our business and operations. Complying with the requirements of the above-mentioned regulations and other rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval or clearance from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share. Furthermore, according to the M&A Rules, if a PRC entity or individual plans to merger or acquire its related PRC entity through an overseas company legitimately incorporated or controlled by such entity or individual, such a merger and acquisition will be subject to examination and approval by the Ministry of Commerce. The application and interpretations of M&A Rules are still uncertain, and there is possibility that the PRC regulators may promulgate new rules or explanations requiring that we obtain approval of the Ministry of Commerce for our completed or ongoing mergers and acquisitions. There is no assurance that we can obtain such approval from the Ministry of Commerce for our mergers and acquisitions, and if we fail to obtain those approvals, we may be required to suspend our acquisition and be subject to penalties. Any uncertainties regarding such approval requirements could have a material adverse effect on our business, results of operations and corporate structure.

Furthermore, the M&A Rules, among other things, purport to require that an offshore special purpose vehicle controlled directly or indirectly by PRC domestic companies or individuals and formed for purposes of overseas listing through acquisition of PRC domestic interests obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. The CSRC has not issued any definitive rules or interpretations concerning whether offerings such as this offering are subject to the CSRC approval procedures under the M&A Rules. Although we are of the position that we are not required to obtain approval from the CSRC under the M&A Rules for listing and trading of our securities after the consummation of the Business Combination, uncertainties still exist as to how the M&A Rules will be interpreted and implemented and the opinion stated above is subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules.

PRC regulations relating to offshore investment activities by PRC residents may limit our Hong Kong subsidiary’s ability to increase their registered capital or distribute profits to us or otherwise expose us to liability and penalties under PRC law.

The State Administration of Foreign Exchange (“SAFE”) promulgated the Circular on Relevant Issues Relating to PRC Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to any change of basic information (including change of such PRC residents or entities, name and operation term), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions.

SAFE Circular 37 is issued to replace the Circular on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments through Overseas Special Purpose Vehicles. If our shareholders who are PRC residents or entities do not complete their registration with the local SAFE branches, our Hong Kong subsidiary may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our Hong Kong subsidiary. Moreover, failure to comply with SAFE registration described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

However, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in us, nor can we compel our shareholders to comply with the requirements of SAFE Circular 37. As a result, we cannot assure you that all of our shareholders who are PRC residents or entities have complied with, and will in the future make or obtain any applicable registrations or approvals required by, SAFE Circular 37. Failure by such shareholders to comply with SAFE Circular 37, or failure by us to amend the foreign exchange registrations of its Hong Kong subsidiary, if applicable, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our Hong Kong subsidiary’s ability to make distributions or pay dividends to us or affect o our ownership structure, which could adversely affect our business and prospects. For a detailed description of the potential government regulations facing the Company and the offering associated with our operations in Hong Kong, please refer to “Government and Industry Regulations – Regulations Relating to Foreign Exchange and Dividend Distribution” in the Second Amendment to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on November 3, 2021.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.

Any transfer of funds by us to our Hong Kong subsidiary, either as a shareholder loan or as an increase in registered capital, may become subject to approval by or registration or filing with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises in China, capital contributions to PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce in its local branches and registration with a local bank authorized by SAFE. It is unclear if Hong Kong subsidiaries will be deemed a PRC subsidiary. If Hong Kong subsidiaries are deemed to be PRC subsidiaries, (i) any foreign loan procured by our Hong Kong subsidiary will be required to be registered with SAFE or its local branches or filed with SAFE in its information system; and (ii) our Hong Kong subsidiary will not be able to procure loans which exceed the difference between their total investment amount and registered capital or, as an alternative, only procure loans subject to the calculation approach and limitation as provided in the People’s Bank of China Notice No. 9 (“PBOC Notice No. 9”). We may not be able to obtain these government approvals or complete such registrations on a timely basis, if at all, with respect to future capital contributions or foreign loans by us to our Hong Kong subsidiary, if required. If we fail to receive such approvals or complete such registration or filing, our ability to use the proceeds we receive from our offshore financing activities and to capitalize our Hong Kong operations may be negatively affected, which could adversely affect our liquidity and ability to fund and expand our business. There is, in effect, no statutory limit on the amount of capital contribution that we can make to our Hong Kong subsidiary. This is because there is no statutory limit on the amount of registered capital for our Hong Kong subsidiary, and we are allowed to make capital contributions to our Hong Kong subsidiary by subscribing for their initial registered capital and increased registered capital, provided that the Hong Kong subsidiary complete the relevant filing and registration procedures.

The Circular on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-Invested Enterprises, or SAFE Circular 19, effective as of June 1, 2015, as amended by Circular of the State Administration of Foreign Exchange on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement under the Capital Account, or SAFE Circular 16, effective on June 9, 2016, allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capitals for expenditure beyond their business scopes, and also prohibit FIEs from using such Renminbi fund to provide loans to persons other than affiliates unless otherwise permitted under its business scope. If Safe Circulars 16 and 19 are interpreted to apply to the Hong Kong Dollar, our ability to use Hong Kong Dollars converted from the net proceeds from our offshore financing activities to fund the establishment of new entities in Hong Kong, to invest in or acquire any other Hong Kong or PRC companies may be limited, which may adversely affect our business, financial condition and results of operations.

Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.

We are a holding company incorporated in Nevada. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Current PRC regulations permit PRC subsidiaries to pay dividends to foreign parent companies only out of their accumulated after-tax profits upon satisfaction of relevant statutory condition and procedures, if any, determined in accordance with Chinese accounting standards and regulations. In addition, PRC subsidiaries are required to set aside at least 10% of their accumulated profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of its registered capital. Furthermore, if PRC subsidiaries and their subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to the foreign parent company, which may restrict the ability of the foreign parent company to satisfy its liquidity requirements. If such restrictions on dividend and other payments are interpreted to apply to Hong Kong entities, our ability to rely on payments from our Hong Kong subsidiary will be adversely affected.

In addition, the Enterprise Income Tax Law of the PRC, or the PRC EIT Law, and its implementation rules provide that withholding tax rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC-resident enterprises are incorporated. For a detailed description of the potential government regulations facing the Company and the offering associated with our operations in Hong Kong, please refer to “Government and Industry Regulations – Regulations Relating to Foreign Exchange and Dividend Distribution” in the Second Amendment to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on November 3, 2021.

Governmental control of currency conversion may limit our ability to utilize revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. In light of the flood of capital outflows of China in 2016 due to the weakening Renminbi, the PRC government has imposed more restrictive foreign exchange policies and stepped up scrutiny of major outbound capital movement including overseas direct investment. More restrictions and substantial vetting process are put in place by SAFE to regulate cross-border transactions falling under the capital account. If any of our shareholders regulated by such policies fail to satisfy the applicable overseas direct investment filing or approval requirement timely or at all, it may be subject to penalties from the relevant PRC authorities. The PRC government may at its discretion further restrict access in the future to foreign currencies for current account transactions.

We receive substantially all of our revenues in Hong Kong Dollars. Under our current corporate structure, our Nevada holding company may rely on dividend payments from our Hong Kong subsidiary to fund any cash and financing requirements that we may have. If the PRC government expands its currency controls to include the Hong Kong Dollar, we will be required to obtain SAFE approval to use cash generated from the operations of our Hong Kong subsidiary and consolidated affiliated entities to pay off their respective debt in a currency other than Hong Kong Dollar or Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi or the Hong Kong Dollar. We may be prevented from obtaining sufficient foreign currencies to satisfy our foreign currency demands. As a result, we may not be able to pay dividends in foreign currencies to its shareholders. For a detailed description of the potential government regulations facing the Company and the offering associated with our operations in Hong Kong, please refer to “Government and Industry Regulations – Regulations Relating to Foreign Exchange and Dividend Distribution” in the Second Amendment to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on November 3, 2021.

Failure to comply with PRC regulations regarding the registration requirements for employee stock ownership plans or share option plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In the meantime, our directors, executive officers and other employees who are PRC citizens or who are non-PRC residents residing in the PRC for a continuous period of not less than one year, subject to limited exceptions, and who have been granted incentive share awards by us, may follow the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, or 2012 SAFE notices, promulgated by the SAFE in 2012. Pursuant to the 2012 SAFE notices, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiaries of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. Our executive officers and other employees who are PRC citizens or who reside in the PRC for a continuous period of not less than one year and who have been granted options will be subject to these regulations. It is unclear if these regulations will be expanded to include Hong Kong residents or citizens. Failure to complete the SAFE registrations may subject them to fines, and legal sanctions and may also limit our ability to contribute additional capital into our Hong Kong subsidiary and limit our Hong Kong subsidiary’s ability to distribute dividends to us if Hong Kong residents or citizens are covered under these PRC regulations. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.

The SAT has issued certain circulars concerning employee share options and restricted shares. Under these circulars, employees working in China who exercise share options or are granted restricted shares will be subject to PRC individual income tax. It is unclear whether these regulations will be expanded in the future to cover our employees in Hong Kong. Our Hong Kong subsidiary may become obligated to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold individual income taxes of those employees who exercise their share options. If our employees fail to pay or we fail to withhold their income taxes according to relevant laws and regulations, we may face sanctions imposed by the tax authorities or other PRC governmental authorities.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in Hong Kong and China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around the effects of US-China governmental policies and political climate, financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions, and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely negatively affected and your investment in our stock could be rendered worthless.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in Hong Kong based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

All of our current operations are conducted in Hong Kong. Moreover, most of our current directors and officers are nationals or residents of Hong Kong. All or a substantial portion of the assets of these persons are located outside the United States and in the Hong Kong. As a result, it may not be possible to effect service of process within the United States or elsewhere outside Hong Kong upon these persons. In addition, uncertainty exists as to whether the courts of Hong Kong would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Hong Kong against us or such persons predicated upon the securities laws of the United States or any state thereof.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Designations of preferences and rights of Series B Convertible Preferred Stock (1)
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (2)
4.2	Description of Securities (3)
21	Subsidiaries (1)
31	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Custodianship Records (1)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_________

* Filed herewith

(1) Incorporated by reference to the Exhibits of the Registration Statement on Form 10 filed with the United States Securities and Exchange Commission on August 4, 2021.

(2) Incorporated by reference to the Exhibits of the Second Amendment to the Registration Statement on Form 10 filed with the United States Securities and Exchange Commission on November 3, 2021.

(3). Incorporated by reference to Item 11 of the Second Amendment to the Registration Statement on Form 10 filed with the United States Securities and Exchange Commission on November 3, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DH ENCHANTMENT, INC.

	By:	/s/ Sally Kin Yi Lo
Sally Kin Yi Lo
Chief Executive Officer, Chief Financial Officer, Secretary

Date: November 22, 2021

