Form 10-Q
period 2021-12-31
DH ENCHANTMENT, INC.
filed 2022-02-22
CIK 1300781

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            To

Commission File Number 000-56322

DH ENCHANTMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-1415044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit A, 13/F, Gee Luen Factory Building 5. 316-318 Kwun Tong Road Kowloon, Hong Kong
(Address of principal executive offices)	(Zip Code)

+852 2621 3288
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES   ☒ NO

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of February 18, 2022, was 831,310,013.

TABLE OF CONTENTS.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including the Risk Factors section of Amendment No. 4 of the Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 17, 2022.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2021	March 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current asset:
Cash and cash equivalents	$39,587	$72,768
Accounts receivable	780	1,592

Total current assets	40,367	74,360

TOTAL ASSETS	$40,367	$74,360

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued liabilities and other payables	$16,839	$1,783
Amount due to a director	60,803	63,887
Amount due to a shareholder	133,557	–
Promissory notes, related parties	76,946	–

Total current liabilities	288,145	65,670

TOTAL LIABILITIES	288,145	65,670

Commitments and contingencies	–	–

STOCKHOLDERS’ (DEFICIT) EQUITY
Convertible preferred shares; 50,000,000 shares authorized, and 35,000,000 shares undesignated as of December 31, 2021 and March 31, 2021	–	–
Series A preferred stock, $0.002 par value; 5,000,000 shares designated; 3,120,001 and 3,920,001 shares issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	6,240	7,840
Series B preferred stock, $0.001 par value; 10,000,000 shares to be designated; 100,000 shares to be issued as of December 31, 2021 and March 31, 2021	100	100
Common stock, $0.001 par value; 4,400,000,000 shares authorized; 831,319,913 and 511,309,161 shares issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	831,310	511,309
Accumulated other comprehensive income (loss)	240	(10)
Accumulated deficit	(1,085,668)	(510,549)

Stockholders’ (deficit) equity	(247,778)	8,690

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$40,367	$74,360

See accompanying notes to condensed consolidated financial statements.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Revenue, net	$30,777	$162,628	$176,662	$162,628

Cost of revenue	(9,860)	(136,346)	(170,797)	(136,346)

Gross profit	20,917	26,282	5,865	26,282

Operating expenses:
General and administrative expenses	(801)	(4,554)	(42,971)	(13,164)
Professional fee	(15,219)	–	(216,107)	–

Total operating expenses	(16,020)	(4,554)	(259,078)	(13,164)

INCOME (LOSS) FROM OPERATIONS	4,897	21,728	(253,213)	13,118

Other expenses (income):
Foreign exchange gain	46	–	91	–
Interest income	1	–	1	–
Interest expenses, related parties	(961)	–	(3,597)	–

Total expense, net	(914)	–	(3,505)	–

INCOME (LOSS) BEFORE INCOME TAXES	3,983	21,728	(256,718)	13,118

Income tax expense	–	–	–	–

NET INCOME (LOSS)	3,983	21,728	(256,718)	13,118

Other comprehensive income:
– Foreign currency adjustment (loss) income	(11)	–	250	12

COMPREHENSIVE INCOME (LOSS)	$3,972	$21,728	$(256,468)	$13,130

Net (loss) income per share – Basic and Diluted	$(0.00)	$0.22	$(0.00)	$0.13

Weighted average common shares outstanding
- Basic	831,310,013	100,000	725,418,679	100,000
- Diluted	831,310,013	100,000	725,418,679	100,000

See accompanying notes to condensed consolidated financial statements.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended December 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(256,718)	$13,118
Change in operating assets and liabilities:
Accounts receivable	812	(4,162)
Accrued liabilities and other payables	15,056	–

Net cash (used in) provided by operating activities	(240,850)	8,956

Cash flows from financing activities:
Advance from a director	(3,084)	49,129
Advance from a shareholder	133,557	–
Proceed from issuance of promissory notes	77,052	–

Net cash provided by financing activities	207,525	49,129

Foreign currency translation adjustment	144	12

Net change in cash and cash equivalents	(33,181)	58,097

BEGINNING OF PERIOD	72,768	–

END OF PERIOD	$39,587	$58,097

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three and Nine Months ended December 31, 2020 and 2021
	Series A preferred stock		Series B Preferred stock		Common stock		Accumulated other		Total stockholders’
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	comprehensive income	Accumulated losses	(deficit) equity

Balance as of April 1, 2020	–	$–	100,000	$100	–	$–	$–	$(100)	$–

Foreign currency translation adjustment	–	–	–	–	–	–	11	–	11
Net loss for the period	–	–	–	–	–	–	–	(8,580)	(8,580)

Balance as of June 30, 2020	–	–	100,000	100	–	–	11	(8,680)	(8,569)

Foreign currency translation adjustment	–	–	–	–	–	–	1	–	1
Net loss for the period	–	–	–	–	–	–	–	(30)	(30)

Balance as of September 30, 2020	–	–	100,000	100	–	$–	12	$(8,710)	(8,598)

Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–
Net loss for the period	–	–	–	–	–	–	–	21,728	21,728

Balance as of December 31, 2020	–	$–	100,000	$100	–	$–	$12	$13,018	$13,130

Balance as of April 1, 2021	3,920,001	$7,840	100,000	$100	511,309,161	$511,309	$(10)	$(510,549)	$8,690

Foreign currency translation adjustment	–	–	–	–	–	–	7	–	7
Net loss for the period	–	–	–	–	–	–	–	(90,708)	(90,708)

Balance as of June 30, 2021	3,920,001	7,840	100,000	100	511,309,161	511,309	(3)	(601,257)	(82,011)

Conversion of preferred stock	(800,000)	(1,600)	–	–	320,000,000	320,000	–	(318,400)	–
Fractional shares from reverse split	–	–	–	–	852	1	–	(1)	–
Foreign currency translation adjustment	–	–	–	–	–	–	254	–	254
Net loss for the period	–	–	–	–	–	–		(169,993)	(169,993)

Balance as of September 30, 2021	3,120,001	$6,240	100,000	$100	831,310,013	831,310	251	$(1,089,651)	(251,750)

Foreign currency translation adjustment	–	–	–	–	–	–	11	–	25
Net income for the period	–	–	–	–	–	–	–	3,983	3,983

Balance as of December 31, 2021	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$240	$(1,085,668)	$(247,778)

See accompanying notes to condensed consolidated financial statements.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

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

In the opinion of management, the consolidated balance sheet as of March 31, 2021 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2022 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and Analysis and the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10/A for the year ended March 31, 2021.

NOTE－2       ORGANIZATION AND BUSINESS BACKGROUND

DH Enchantment, Inc. (formerly Energy Management International, Inc.)  (the “Company” or “ENMI”) was incorporated in the State of Nevada on July 9, 2004 under the name Amerivestors, Inc. On March 3, 2009, the Company changed its name to Gust Engineering & Speed Productions, Inc. and on February 1, 2011 the Company changed its name to Energy Management International, Inc. Thereafter, on August 11, 2021, the Company further changed its company name to DH Enchantment, Inc., its current name.

Currently, the Company through its subsidiary, mainly engaged in the sale and distribution of COVID-19 rapid antigen tester set. This business commenced its operations in Hong Kong in October 2020.

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

Upon the Share Exchange between the Company and DHIC on July 26, 2021, is a merger of entities under common control that Miss Sally Kin Yi LO is the common director and shareholder of both the Company and DHIG. Under the guidance in ASC 805 for transactions between entities under common control, the assets, liabilities and results of operations, are recognized at their carrying amounts on the date of the Share Exchange, which required retrospective combination of the Company and DHIG for all periods presented.

On June 29, 2021, the Company authorized and approved the amendment and restatement of our Articles of Incorporation to: (i) change our name to DH Enchantment Inc.; and (ii) amend the powers, rights and designation of the Series A Convertible Preferred Stock as more fully set forth below; and (iii) effectuate a 5:1 reverse split, all of which are subject to final authorization by FINRA. The Company also approved the designation of 10,000,000 shares of Series B Convertible Preferred Stock which took effect immediately.

On July 1, 2021, the Company exercised the conversion of 800,000 shares of Series A Preferred Stock into 320,000,000 (post reverse split) shares of its common stock.

After the amendment, holders of the Series A Convertible Preferred Stock are not: (i) entitled to receive dividends or other distributions; (ii) able to vote on matters submitted to a vote of the stockholders; and (iii) able to convert the Series A Convertible Preferred Stock into common stock or any other securities of the corporation.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

On August 11, 2021, the Company changed its company name to DH Enchantment, Inc.

On August 16, 2021, the Company effected a 5 for 1 reverse split of its issued and outstanding shares of common stock. Except for shares authorized, all references to number of shares and per share information have been retroactively adjusted to reflect such split.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/ paid up share capital	Effective interest held

DH Investment Group Limited	British Virgin Islands	Investment holding	100 ordinary shares at par value of US$1	100%

Ho Shun Yi Limited	Hong Kong	Sale and distribution of COVID-19 rapid antigen tester set	10,000 ordinary share at par value of HK$1	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE－3       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•	Basis of consolidation

The condensed consolidated financial statements include the accounts of ENMI and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Cash and cash equivalents

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Revenue recognition

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

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

•	Income taxes

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

•	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the nine months ended December 31, 2021 and 2020.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Foreign currencies translation

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintain its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the nine months ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Period-end HKD:US$ exchange rate	0.1282	0.1290
Average HKD:US$ exchange rate	0.1286	0.1290

•	Comprehensive income

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

•	Related parties

The Company follows the ASC 850-10, “Related Party” for the identification of related parties and disclosure of related party transactions.

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

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

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

•	Commitments and contingencies

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

•	Fair value of financial instruments

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

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

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

•	Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The adoption of ASU 2020-06 is expected to have material impact on the Company’s financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE－4       GOING CONCERN UNCERTAINTIES

The Company’s condensed consolidated financial statements as of December 31, 2021 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. These raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international and U.S. economies and markets and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－5       PROMISSORY NOTES

As at December 31, 2021, the Company had loan proceeds of $76,946 from related parties, the Company’s shareholders, pursuant to the promissory notes with a maturity date of May 3, 2022 and May 4, 2022. The notes bear interest at a rate of 5% per annum, payable upon maturity.

NOTE－6       STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized shares

As of December 31, 2021 and March 31, 2021, the Company’s authorized shares were 5,000,000 shares of preferred stock, with a par value of $0.002.

As of December 31, 2021 and March 31, 2021, the Company’s authorized shares were 4,400,000,000 shares of common stock, with a par value of $0.001.

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

On July 1, 2021, the Company exercised the conversion of 800,000 shares of Series A Preferred Stock into 320,000,000 (post reverse split) shares of its common stock.

On August 16, 2021, the Company effected a 5 for 1 reverse split of its issued and outstanding shares of common stock. Except for shares authorized, all references to number of shares and per share information have been retroactively adjusted to reflect such split.

As of December 31, 2021 and March 31, 2021, the Company had 3,120,001 and 3,920,001 shares of Series A preferred stock issued and outstanding.

As of December 31, 2021 and March 31, 2021, the Company had 100,000 shares of Series B preferred stock issued and outstanding.

As of December 31, 2021 and March 31, 2021, the Company had 831,310,013 and 511,309,161 shares of common stock issued and outstanding.

NOTE－7       INCOME TAX

The provision for income taxes consisted of the following:

Nine months ended December 31,
	2021	2020

Current tax	$–	$–
Deferred tax	–	–

Income tax expense	$–	$–

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in Hong Kong that is subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

ENMI is registered in the State of Nevada and is subject to the tax laws of United States of America. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented. Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company.

For the nine months ended December 31, 2021 and 2020, there were no operating income.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended December 31, 2021 and 2020 is as follows:

	Nine months ended December 31,
	2021	2020

(Loss) income before income taxes	$(191,397)	$13,118
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(31,581)	2,164
Tax effect of non-deductible items	–	215
Tax holiday	–	(2,379)
Net operating loss	31,581	–
Income tax expense	$–	$–

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of December 31, 2021 and March 31, 2021:

	December 31, 2021	March 31, 2021

Deferred tax assets:	–	–
Net operating loss carryforwards	$31,581	$–
Less: valuation allowance	(31,581)	–
Deferred tax assets, net	$–	$–

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－8       AMOUNT DUE TO A RELATED PARTY

As of December 31, 2021, the amount due to a related party represented temporary advances made by the Company’s director and shareholder, Ms LO Kin Yi Sally, which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

NOTE－9       RELATED PARTY TRANSACTIONS

From time to time, the director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and had no fixed terms of repayment.

During the nine months ended December 31, 2021, the Company has been provided with free office space by its director. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

During the nine months ended December 31, 2021, the Company received loan proceeds from $76,946 from related parties, the Company’s shareholders, pursuant to the promissory notes with a maturity date of May 3, 2022 and May 4, 2022 and interest chargeable at 5% per annum.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－10       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and nine months ended December 31, 2021, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

		Three months ended December 31, 2021			December 31, 2021
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$7,497	24%		$780
Customer B		5,657	18%		–
Customer C		3,924	13%		–

	Total:	$17,078	55%	Total:	$780

		Nine months ended December 31, 2021			December 31, 2021
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$60,067	34%		$780
Customer C		29,635	17%		–
Customer D		28,855	16%		–

	Total:	$118,557	67%	Total:	$780

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three and nine months ended December 31, 2020, there was one single customer who accounts for 10% of more of the Company’s revenues. The customer accounted for 88% of the Company’s revenue amounting to $142,419 with $4,162 of accounts receivable at December 31, 2021.

All of the Company’s customers are located in Hong Kong.

(b)       Major vendor

For the three months ended December 31, 2021, one vender represented more than 10% of the Company’s purchase cost. This vendor accounted for 100% of the Company’s operating cost amounting to $22,424 with $2,008 of accounts payable at December 31, 2021.

For the nine months ended December 31, 2021, one vender represented more than 10% of the Company’s purchase cost. This vendor accounted for 100% of the Company’s operating cost amounting to $145,148 with $2,008 of accounts payable at December 31, 2021.

For the three and nine months ended December 31, 2020, one vender represented more than 10% of the Company’s purchase cost. This vendor accounted for 100% of the Company’s operating cost amounting to $136,346 with $0 of accounts payable at December 31, 2020.

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

NOTE－11       COMMITMENTS AND CONTINGENCIES

As of December 31, 2021, the Company has no material commitments or contingencies.

NOTE－12       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021, up through the date the Company issued the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

DH Enchantment, Inc. (f/k/a Energy Management International Inc.) is a Nevada holding company with no operations of its own. DH Enchantment, Inc. conducts its operations through its Hong Kong subsidiary, Ho Shun Yi Limited (“HSY”). HSY was organized as a private limited liability company on July 9, 2018, in Hong Kong and is a wholly owned subsidiary of DH Investment Group Limited (“DHIG”). We acquired DHIG on July 26, 2021. HSY is engaged primarily in the sale and distribution of COVID-19 rapid antigen tester sets produced by third parties. HSY commenced operations in Hong Kong in October 2020 and sell its products primarily in Hong Kong. Our investors will hold equity interests in the Nevada holding company that has no operations of its own and not in the Hong Kong operating company.

This holding company structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors- Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.” and more generally, “Risk Factors – Risk Relating to Doing Business in Hong Kong.” disclosed in Amendment No. 4 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2022.

DH Enchantment, Inc. and our Hong Kong subsidiary are not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. The business of our subsidiary until now are not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations.. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or that the PRC government could disallow our holding company structure, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could value the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong” disclosed in Amendment No. 4 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2022.

There are prominent risks associated with our operations being based in Hong Kong. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. We are also subject to risks arising from the legal system in China, where the Chinese government can change the rules and regulations in China and Hong Kong, including the enforcement and interpretation thereof, at any time with little to no advance notice and can intervene at any time with little to no advance notice. By way of example, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. While these regulatory actions and statements currently do not impact our business or our ability to accept foreign investments or list our securities on a U.S. or foreign exchange, the Chinese government can change its rules and regulations and the enforcement and interpretation thereof with little to no advance notice. Such changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the Data Security Law, may target the Company's corporate structure and negatively impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. These risks may significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors — Risks Relating to Doing Business in Hong Kong.” disclosed in Amendment No. 4 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2022.

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act and the Accelerating the Holding Foreign Companies Account Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” disclosed in Amendment No. 4 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2022.

 In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong as summarized below and in “Risk Factors — Risks Relating to Doing Business in Hong Kong.” disclosed in Amendment No. 4 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2022.

•	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business.
•	We are a holding company and will rely on dividends paid by our subsidiaries for our cash needs any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.
•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong.
•	Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.
•	We are subject to the risks arising from the legal system in China. The Chinese government can change the rules and regulations in China and Hong Kong, including the enforcement and interpretation thereof, at any time with little to no advance notice and can intervene at any time with little to no advance notice. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if our subsidiaries or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or we were denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.”
•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.
•	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.
•	Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

•	PRC regulation of loans to, and direct investments in, Hong Kong entities by offshore holding companies may delay or prevent us from using proceeds from this offering and/or future financing activities to make loans or additional capital contributions to our Hong Kong operating subsidiaries.
•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.
•	The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” disclosed in Amendment No. 4 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 17, 2022.
•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock.
•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.
•	We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries.
•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.
•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits

Transfers of Cash to and from Our Subsidiaries

DH Enchantment, Inc. is a Nevada holding company with no operations of its own. We conduct our operations in Hong Kong primarily through HSY, our subsidiary in Hong Kong. We may rely on dividends to be paid by our Hong Kong subsidiary to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. In order for us to pay dividends to our shareholders, we will rely on payments made from our Hong Kong subsidiary to DH Enchantment, Inc. As of the date of this prospectus, there has been no dividends or distributions made among the holding company or the subsidiaries and no dividends or distributions made to U.S. investors.

We do not intend to make dividends or distributions to investors of DH Enchantment, Inc. in the foreseeable future.

We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

EH Enchantment, Inc. (Nevada corporation)

Subject to the Nevada Revised Statutes and our bylaws, the board of directors of DH Enchantment, Inc. may authorize and declare a dividend to shareholders at such time and of such an amount as they think fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of our assets will exceed our liabilities and we will be able to pay our debts as they become due. There is no further Nevada statutory restriction on the amount of funds which may be distributed by us by dividend. Accordingly, DH Enchantment, Inc. is permitted under the Nevada laws to provide funding to our subsidiaries in Hong Kong through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements.

Ho Shun Yi Limited (Hong Kong)

Ho Shun Yi Limited is permitted under the laws of Hong Kong to provide funding to DH Enchantment, Inc. through dividend distributions without restrictions on the amount of the funds.  If our Hong Kong subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from DH Enchantment, Inc. to Ho Shun Yi Limited or from Ho Shun Yi Limited to DH Enchantment, Inc. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of HK dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S investors.

PRC Laws

Current PRC regulations permit PRC subsidiaries to pay dividends to Hong Kong subsidiaries only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. As of the date of this prospectus, we do not have any PRC subsidiaries.

The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations, we may be unable to pay dividends on our common stock.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%.

If in the future we have PRC subsidiaries, certain payments from such PRC subsidiaries to Hong Kong subsidiaries will be subject to PRC taxes, including business taxes and VAT. As of the date of this prospectus, we do not have any PRC subsidiaries, and our Hong Kong subsidiary has not made any transfers, dividends or distributions to date. We do not expect our Hong Kong subsidiaries to make any such transfers, dividends or distributions in the foreseeable future.

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this prospectus, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong.”

We reported a net income of $8,700 and $0 for the years ended March 31, 2021 and 2020, respectively. We had current assets of $74,360 and current liabilities of $65,670 as of March 31, 2021. As of March 31, 2020, our current assets and current liabilities were $0. We have prepared our financial statements for the years ended March 31, 2021 and 2020 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

We are at a development stage company and reported a net loss of $256,718 and a net income of $13,118 for the nine months ended December 31, 2021 and 2020, respectively. We had current assets of $40,367 and current liabilities of $288,145 as of December 31, 2021. As of March 31, 2021, our current assets and current liabilities were $74,360 and $65,670.

Results of Operations.

Three and Nine Months Ended December 31, 2021 Compared to the Three and Nine Months Ended December 31, 2020

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended December 31, 2021 and 2020:

	For the Three Months Ended
	December 31,
	2021	2020
Revenue	$30,777	$162,628
Cost of Revenue	(9,860)	(136,346)
Total Operating Expenses	(16,020)	(4,554)
Other Expenses	(914)	–
Net Income	$3,983	$21,728

The following table sets forth selected financial information from our statements of comprehensive loss for the nine months ended December 31, 2021 and 2020:

	For the Nine Months Ended
	December 31,
	2021	2020
Revenue	$176,662	$162,628
Cost of Revenue	(170,797)	(136,346)
Total Operating Expenses	(259,078)	(13,164)
Other Expenses	(3,505)	–
Net (Loss) Income	$(256,718)	$13,118

Revenues

The Company generates revenues of $30,777 and $162,628 for the three months ended December 31, 2021 and 2020, respectively.

The Company generates revenues of $176,662 and $162,628 for the nine months ended December 31, 2021 and 2020, respectively.

Cost of Revenues

Cost of revenues for the three months ended December 31, 2021 and 2020 was $9,860 and $136,346, respectively.

Cost of revenues for the nine months ended December 31, 2021 and 2020 was $170,797 and $136,346, respectively.

Operating Expenses

Operating expenses for the three months ended December 31, 2021 and 2020, were $16,020 and $4,554, respectively. Operating expenses for the three months ended December 31, 2021 and 2020 consisted primarily of general and administrative expenses of $801 and $4,554 and professional fee of $15,219 and $0, respectively.

Operating expenses for the nine months ended December 31, 2021 and 2020, were $170,797 and $13,164, respectively. Operating expenses for the nine months ended December 31, 2021 and 2020, consisted primarily of general and administrative expenses of $42,971 and $13,164 and professional fee of $216,107 and $0, respectively.

Other Expenses

Other expenses for the three months ended December 31, 2021 and 2020, were $914 and $0, respectively. Other expenses for the three months ended December 31, 2021 consisted primarily of interest expenses of $961, net off by an interest income of $1 and other income of $46.

Other expenses for the nine months ended December 31, 2021 and 2020, were $3,505 and $0, respectively. Other expenses for the nine months ended December 31, 2021 consisted primarily of interest expenses of $3,597, net off by an interest income of $1 and other income of $91.

Net Income (Loss)

As a result of the above factors, the Company incurred a net income of $3,983 and $21,728 for the three months ended December 31, 2021 and 2020, respectively. The Company incurred a net loss of $256,718 and a net income $13,118 for the nine months ended December 31, 2021 and 2020, respectively.

Foreign Currency Translation Gain (Loss)

The Company had $11 in foreign currency translation loss during the three months ended December 31, 2021 as compared to $0 in foreign currency translation gain during the three months ended December 31, 2020, reflecting a change of $11. Such increase in foreign currency translation gain was primarily caused by the currency exchange rate fluctuation.

The Company had $250 in foreign currency translation gain during the nine months ended December 31, 2021 as compared to $12 in foreign currency translation gain during the nine months ended December 31, 2020, reflecting a change of $238. Such increase in foreign currency translation gain was primarily caused by the currency exchange rate fluctuation.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the nine months ended December 31, 2021 and 2020.

	For the Nine Months Ended
	December 31,
	2021	2020
Net cash (used in) provided by operating activities	$(240,850)	$8,956
Net cash used in investing activities	–	–
Net cash provided by financing activities	207,525	49,129
Net (decrease) increase in cash and cash equivalents	$(33,181)	$58,097

Net cash used in operating activities was $240,850 for the nine months ended December 31, 2021, compared to the net cash provided by operating activities of $8,956 for the nine months ended December 31, 2020. The increase of $231,894 or 2589% of net cash used in operating activities was primarily due to the increase in net loss and increased accrual and other payables during the nine months ended December 31, 2021.

Net cash provided by financing activities was $207,525 and $49,129 for the nine months ended December 31, 2021 and 2020, respectively, representing an increase of $158,396 or 322%. The increase in net cash provided by financing activities was primarily attributable to the cash proceeds from issuing promissory notes in the nine months ended December 31, 2021.

Working Capital:

As of December 31, 2021 and March 31, 2021, we had cash and cash equivalent of $39,587 and $72,768, respectively. As of December 31, 2021, we have incurred accumulated operating losses of $1,085,668 since inception. As of December 31, 2021 and March 31, 2021, we had working capital deficit of $247,778 and working capital surplus of $8,690, respectively.

Going Concern

We require additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, our common stock investors would lose all of their investment.

Basis of preparation

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Use of estimates

 The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

Income Taxes

We account for income taxes as outlined in ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Off-balance Sheet Arrangements

As of December 31, 2021, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

•	Because of the company’s limited resources, there are limited controls over information processing.

•	There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of two persons, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

•	The Company does not have a sitting audit committee financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

•	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Certificate of Designations of preferences and rights of Series B Convertible Preferred Stock(1)
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock *
4.2	Description of Securities **
10.1	Share Exchange Agreement dated July 26, 2021, by and among Energy Management International, Inc., DH Investment Group Limited, a British Virgin Island corporation, Sally Lo and Daily Success Development Ltd. (1)
21	Subsidiaries (1)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Custodianship Records (1)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Incorporated by reference to Item 11 of this Registration Statement.

(1)	Incorporated by reference to the Exhibits of the Registration Statement on Form 10 filed with the United States Securities and Exchange Commission on August 4, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DH Enchantment, Inc.
(Registrant)

Dated: February 18, 2022	/s/ Sally Kin Yi Lo
Sally Kin Yi Lo
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer)

