Form 10-K
period 2022-03-31
DH ENCHANTMENT, INC.
filed 2022-06-29
CIK 1300781

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56322

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

(Exact name of registrant as specified in its charter)

nevada	20-1415044
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Unit A, 13/F, Gee Luen Factory Building 316-318 Kwun Tong Road Kowloon, Hong Kong
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: +852 2621 3288

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at June 21, 2022
Common Stock, $0.001 par value per share	831,310,013 shares

The aggregate market value of the 111,310,013 shares of Common Stock of the registrant held by non-affiliates on September 30, 2021, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $1,113,100.13.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

INTRODUCTORY COMMENT

DH Enchantment, Inc. (f/k/a Energy Management International Inc.) is a Nevada holding company with no operations of its own. DH Enchantment, Inc. conducts its operations through its Hong Kong subsidiary, Ho Shun Yi Limited (“HSY”). HSY was organized as a private limited liability company on December 5, 2019, in Hong Kong and is a wholly owned subsidiary of DH Investment Group Limited (“DHIG”). We acquired DHIG on July 26, 2021. HSY is engaged primarily in the sale and distribution of COVID-19 rapid antigen tester sets produced by third parties. HSY commenced operations in Hong Kong in October 2020 and sell its products primarily in Hong Kong.

Our investors will hold common stock of DH Enchantment, Inc., the Nevada holding company that has no operations of its own, and not in HSY, the Hong Kong operating company. This holding company structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary. Holding indirect equity interests in HSY, our Hong Kong subsidiary, is not as effective as holding a direct ownership interest as DH Enchantment, Inc. will be dependent upon contributions from our subsidiaries to finance the cash flow needs of DH Enchantment, Inc. DH Enchantment, Inc.’s ability to obtain contributions from its subsidiaries are significantly affected by regulations promulgated by Hong Kong authorities. Any limitation on the ability of our subsidiaries to transfer cash or assets to us could have a material adverse effect on our ability to conduct business. As a result, any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations that adversely affects our ability to transfer cash or assets may adversely affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors- Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of DH Enchantment, Inc.’s common stock.” and more generally, “Risk Factors – Risk Relating to Doing Business in Hong Kong.”

DH Enchantment, Inc. and HSY, our Hong Kong subsidiary, are not required to obtain permission from Hong Kong or Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. In making this determination, we relied on the opinion of Ravenscroft & Schmierer, which is attached hereto as Exhibit 5. DH Enchantment, Inc. and HSY are not subject to permission requirements from any other governmental agencies to approve HSY’s operations. HSY has received all requisite permissions to operate its business. The business of HSY until now is not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) HSY’s products and services are offered not directly to individual users but through institutional customers; (ii) HSY does not possess a large amount of personal information in its business operations. In addition, we believe that HSY is not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on HSY’s daily business operation, our ability to accept foreign investments and the ability of DH Enchantment, Inc. to list its securities on an U.S. or other foreign exchange. However, in light of the recent statements and regulatory actions by the PRC and Hong Kong government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard. For example, if DH Enchantment, Inc. or HSY inadvertently concludes that such approvals are not required, or if applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or if the PRC government disallows our holding company structure, these actions would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on HSY’s current business, accept foreign investments, and offer or continue to offer securities of DH Enchantment, Inc. to its investors. These adverse actions would likely cause the value of DH Enchantment, Inc.’s common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of DH Enchantment, Inc.’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of its securities to significantly decline or become worthless. For a detailed description of the risks facing the Company and HSY’s operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong.”

ii

There are prominent legal and operational risks associated with our operations being based in Hong Kong which could result in a material change in our operations and the value of DH Enchantment, Inc.’s securities. We are subject to risks arising from the legal system in China where there are risks and uncertainties regarding the enforcement of laws including where the Chinese government can change the rules and regulations in China and Hong Kong, including the enforcement and interpretation thereof, at any time with little to no advance notice and can intervene at any time with little to no advance notice. By way of example, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. While these regulatory actions and statements currently do not impact our business or our ability to accept foreign investments or list our securities on a U.S. or foreign exchange, the Chinese government can change its rules and regulations and the enforcement and interpretation thereof with little to no advance notice. Such changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the Data Security Law, may target the Company's corporate structure and negatively impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. These risks may significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors — Risks Relating to Doing Business in Hong Kong.”

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act (HFCAA) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act and the Accelerating the Holding Foreign Companies Account Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three- year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register DH Enchantment, Inc.’s registration with the SEC and delist its securities from applicable trading market within the US.”

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong and China as summarized below and in “Risk Factors — Risks Factors Relating to Doing Business in Hong Kong.”

•	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business.
•	DH Enchantment, Inc. is a holding company and will rely on dividends paid by its subsidiaries for its cash needs. Any limitation on the ability of its subsidiaries to make payments to DH Enchantment, Inc. could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy stock of DH Enchantment, Inc. if you expect dividends.
•	There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of DH Enchantment, Inc.’s common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” and “Transfers of Cash to and from our Subsidiaries.”

iii

•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to DH Enchantment, Inc.’s operating subsidiary in Hong Kong.
•	Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.
•	We are subject to the risks arising from the legal system in China. The Chinese government can change the rules and regulations in China and Hong Kong, including the enforcement and interpretation thereof, at any time with little to no advance notice and can intervene at any time with little to no advance notice. HSY is currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if the subsidiaries of DH Enchantment, Inc. or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or HSY was denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of DH Enchantment, Inc. common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence HSY’s operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of DH Enchantment, Inc.’s securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer DH Enchantment, Inc. securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.”
•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.
•	HSY may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. HSY may be liable for improper use or appropriation of personal information provided by our customers.
•	Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.
•	PRC regulation of loans to, and direct investments in, Hong Kong entities by offshore holding companies may delay or prevent us from using proceeds from this offering and/or future financing activities to make loans or additional capital contributions to our Hong Kong operating subsidiary.
•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiary to distribute profits to us or may otherwise materially and adversely affect us.
•	The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act (HFCAA) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register DH Enchantment, Inc.’s registration with the SEC and delist its securities from applicable trading market within the US.”

iv

•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock.
•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.
•	DH Enchantment, Inc. is organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries.
•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in Hong Kong.
•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of PRC subsidiary, and dividends payable by a PRC subsidiary to offshore subsidiaries may not qualify to enjoy certain treaty benefits.

Transfers of Cash to and from Our Subsidiaries

DH Enchantment, Inc. is a Nevada holding company with no operations of its own. DH Enchantment, Inc. conducts its operations in Hong Kong primarily through HSY, DH Enchantment, Inc.’s subsidiary in Hong Kong. DH Enchantment, Inc. may rely on dividends to be paid by its Hong Kong subsidiary to fund its cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to its shareholders, to service any debt it may incur and to pay its operating expenses. In order for DH Enchantment, Inc. to pay dividends to its shareholders, it will rely on payments made from it Hong Kong subsidiary to DH Enchantment, Inc. As of the date of this prospectus, DH Enchantment, Inc. does not have bank accounts. There has been no dividends, distributions or any other cash flows or transfers of assets made among the holding company or the subsidiaries and no dividends, distributions or any other cash flows or transfers of assets made to U.S. investors. Please see our consolidated financial statements beginning on page F-1 of this Annual Report.

DH Enchantment, Inc. does not intend to make dividends or distributions to investors of DH Enchantment, Inc. in the foreseeable future.

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

DH Enchantment, Inc. (Nevada corporation)

Subject to the Nevada Revised Statutes and our bylaws, the board of directors of DH Enchantment, Inc. may authorize and declare a dividend to shareholders at such time and of such an amount as they think fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of the assets of DH Enchantment, Inc. will exceed its liabilities and it will be able to pay its debts as they become due. There is no further Nevada statutory restriction on the amount of funds which may be distributed by DH Enchantment, Inc.by dividend to its U.S. investors. DH Enchantment, Inc. is permitted under the Nevada laws to provide funding to its subsidiary in Hong Kong and the British Virgin Islands through loans or capital contributions without restrictions on the amount of the funds.

DH Investment Group Limited (British Virgin Islands)

DH Investment Group Limited is permitted under the laws of BVI to provide funding to and receive funding from DH Enchantment, Inc. and Ho Shun Yi Limited through dividend distributions or other payments of cash without restrictions on the amount of the funds.  There are no BVI law restrictions on DH Investment Group’s ability to receive and provide funding from DH Enchantment Inc. and Ho Shun Yi Limited.

Ho Shun Yi Limited (Hong Kong)

Ho Shun Yi Limited is permitted under the laws of Hong Kong to provide funding to and receive funding from DH Enchantment, Inc. and DH Investment Group Limited through dividend distributions or other payments of cash without restrictions on the amount of the funds.  If DH Enchantment, Inc.’s Hong Kong subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. There are no HK law restrictions on HSY’s ability to transfer cash to or receive cash from the BVI or Nevada entity in the event HSY incurs debt.

v

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by Ho Shun Yi. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from DH Enchantment, Inc. to Ho Shun Yi Limited or from Ho Shun Yi Limited to DH Enchantment, Inc. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of HK dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S investors.

PRC Laws

There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of DH Enchantment, Inc.’s common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.”

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

vi

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-K including, without limitation, statements in the “Market Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Annual Report.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

vii

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

DH Enchantment, Inc. (f/k/a Energy Management International Inc.) is a Nevada holding company with no operations of its own. DH Enchantment, Inc. conducts its operations through its Hong Kong subsidiary, Ho Shun Yi Limited (“HSY”). HSY was organized as a private limited liability company on December 5, 2019, in Hong Kong and is a wholly owned subsidiary of DH Investment Group Limited (“DHIG”). We acquired DHIG on July 26, 2021. HSY is engaged primarily in the sale and distribution of COVID-19 rapid antigen tester sets produced by third parties. HSY commenced operations in Hong Kong in October 2020 and sell its products primarily in Hong Kong.

Our investors will hold common stock of DH Enchantment, Inc., the Nevada holding company that has no operations of its own, and not in HSY, the Hong Kong operating company. This holding company structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary. Holding indirect equity interests in HSY, our Hong Kong subsidiary, is not as effective as holding a direct ownership interest as DH Enchantment, Inc. will be dependent upon contributions from our subsidiaries to finance the cash flow needs of DH Enchantment, Inc. DH Enchantment, Inc.’s ability to obtain contributions from its subsidiaries are significantly affected by regulations promulgated by Hong Kong authorities. Any limitation on the ability of our subsidiaries to transfer cash or assets to us could have a material adverse effect on our ability to conduct business. As a result, any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations that adversely affects our ability to transfer cash or assets may adversely affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors- Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of DH Enchantment, Inc.’s common stock.” and more generally, “Risk Factors – Risk Relating to Doing Business in Hong Kong.”

DH Enchantment, Inc. and HSY, our Hong Kong subsidiary, are not required to obtain permission from Hong Kong or Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. In making this determination, we relied on the opinion of Ravenscroft & Schmierer which is attached as Exhibit 5 to the Amendment No. 6 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on June __, 2022. DH Enchantment, Inc. and HSY are not subject to permission requirements from any other governmental agencies to approve HSY’s operations. HSY has received all requisite permissions to operate its business. The business of HSY until now is not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) HSY’s products and services are offered not directly to individual users but through institutional customers; (ii) HSY does not possess a large amount of personal information in its business operations. In addition, we believe that HSY is not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on HSY’s daily business operation, our ability to accept foreign investments and the ability of DH Enchantment, Inc. to list its securities on an U.S. or other foreign exchange. However, in light of the recent statements and regulatory actions by the PRC and Hong Kong government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard. For example, if DH Enchantment, Inc. or HSY inadvertently concludes that such approvals are not required, or if applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or if the PRC government disallows our holding company structure, these actions would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on HSY’s current business, accept foreign investments, and offer or continue to offer securities of DH Enchantment, Inc. to its investors. These adverse actions would likely cause the value of DH Enchantment, Inc.’s common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of DH Enchantment, Inc.’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of its securities to significantly decline or become worthless. For a detailed description of the risks facing the Company and HSY’s operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong.”

Our corporate organization chart is below.

There are prominent legal and operational risks associated with our operations being based in Hong Kong which could result in a material change in our operations and the value of DH Enchantment, Inc.’s securities. We are subject to risks arising from the legal system in China where there are risks and uncertainties regarding the enforcement of laws including where the Chinese government can change the rules and regulations in China and Hong Kong, including the enforcement and interpretation thereof, at any time with little to no advance notice and can intervene at any time with little to no advance notice. By way of example, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. While these regulatory actions and statements currently do not impact our business or our ability to accept foreign investments or list our securities on a U.S. or foreign exchange, the Chinese government can change its rules and regulations and the enforcement and interpretation thereof with little to no advance notice. Such changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the Data Security Law, may target the Company's corporate structure and negatively impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. These risks may significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors — Risks Relating to Doing Business in Hong Kong.”

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act (HFCAA) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act and the Accelerating the Holding Foreign Companies Account Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three- year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register DH Enchantment, Inc.’s registration with the SEC and delist its securities from applicable trading market within the US.”

We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiaries.

We reported a net loss of $442,982 and net income of $8,700 for the years ended March 31, 2022 and 2021, respectively. We had current assets of $121,433 and current liabilities of $479,067 as of March 31, 2022. As of March 31, 2021, our current assets and current liabilities were $74,360 and $65,670, respectively. We have prepared our financial statements for the years ended March 31, 2022 and 2021 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions to our executive officers or existing shareholders, capital leases and short-term and long-term debts. We expect to finance future acquisitions through a combination of the foregoing. While we believe that existing shareholders and our officers and directors will continue to provide the additional cash to make acquisitions and to meet our obligations as they become due or that we will obtain external financing, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

History

DH Enchantment, Inc. was incorporated in the state of Nevada on July 9, 2004, under the name Amerivestors, Inc. On March 3, 2009, we changed our name to Gust Engineering & Speed Production, Inc. and on October 27, 2009, we changed our name to Energy Management International, Inc. On August 11, 2012, we changed our name to DH Enchantment, Inc., our current name.

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

The Share Exchange between the Company and DHIC on July 26, 2021, is deemed a merger of entities under common control for which Miss Sally Kin Yi LO is the common director and shareholder of both the Company and DHIG. Under the guidance in ASC 805 for transactions between entities under common control, the assets, liabilities and results of operations, are recognized at their carrying amounts on the date of the Share Transfer, which required the retrospective combination of the Company and DHIG for all periods presented.

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

Market Overview

Ho Shun Yi Limited’s Business

Our operating subsidiary, Ho Shun Yi Limited (“HSY”) is engaged primarily in the sale and distribution of COVID-19 rapid antigen tester sets. HSY is one of the authorized commercial distributors of the INDICAID COVID-19 Rapid Antigen Test in the Hong Kong market. HSY commenced operations in Hong Kong in October 2020 and sells its tester sets primarily in Hong Kong. HSY is a wholly owned subsidiary of DH Investment Group Limited (“DHIG”).

The INDICAID COVID-19 Rapid Antigen Test is developed and manufactured in Hong Kong. We believe that HSY’s INDICAID product constitutes approximately 90% of the rapid antigen tests used in Hong Kong. The INDICAID product can provide a COVID-19 testing result in approximately 20 minutes. The INDICAID product does not replace the formal nucleic acid testing, but we believe HSY’s quick pre-screening product may provide officials with the information necessary to decrease the time of community closure, while lowering the risk of virus spread.

We are actively seeking partnerships with distributors in other countries to expand the INDICAID product into additional markets. Since the INDICAID product is considered a hygienic product, we believe that HSY’s product will be subject to much simpler import regulations. We also hope to make opportunistic acquisitions in other industries in the future, regardless of whether such industries relate to the COVID-19 antigen testing business.

Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions to our executive officers or existing shareholders, capital leases and short-term and long-term debts. We expect to finance future acquisitions through a combination of the foregoing. While we believe that existing shareholders and our officers and directors will continue to provide the additional cash to make acquisitions and to meet our obligations as they become due or that we will obtain external financing, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

Product

Images of HSY’s product are shown below:

Sales and Marketing.

HSY’s main customers are major distributors of personal hygiene products into the market. The distributors handle all retail market channels, which minimize our sales and marketing costs. Similar model will be applied when expanding to other overseas markets.

Major Customers.

All of HSY’s major customers are located in Hong Kong. During the years ended March 31, 2022 and 2021, the following customer accounted for 10% or more of our total net revenues:

	Year ended March 31, 2022		March 31, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Uni-Alliance Limited	$97,515	18%	$5,618

	Year ended March 31, 2021		March 31, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable
Uni-Alliance Limited	$172,879	82%	$1,592

Generally, HSY is not a party to any long-term agreements with its customers. From time to time, HSY may enter into long term contracts with major customers and subcontract the performance of the contract to corresponding network partner according to the price and area.

Major Vendors.

For the years ended March 31, 2022 and 2021, the following vendor represented more than 10% of the Company’s cost of revenues.

Vendor name	Year ended March 31, 2022		March 31, 2022
	Cost of revenues	Percentage of cost of revenues	Accounts payable
Phase Scientific International Limited	$403,568	92%	$–

Vendor name	Year ended March 31, 2021		March 31, 2021
	Cost of revenues	Percentage of cost of revenues	Accounts payable
Phase Scientific International Limited	$165,956	100%	$1,397

Seasonality.

HSY’s business is highly dependent upon the COVID-19 pandemic in Hong Kong and China. In Hong Kong and China, we expect the needs for COVID-19 screening and testing will continue for at least two more years. More demands of pre-screening is expected when the China and Hong Kong borders are re-opened for travelers, while a more efficient screening test is required to prevent another community breakout and spread of the virus.

CORPORATE INFORMATION

Our principal executive and registered offices are located at Unit A, 13/F, Gee Luen Factory Building, 316-318 Kwun Tong Road, Kowloon, Hong Kong, telephone number +852 2621 3288. Our website it located at https://indicaid-hoshunyi.com/.

INTELLECTUAL PROPERTY AND PATENTS

We expect to rely on, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our brand and services. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention.

In addition, the laws of Hong Kong and the PRC may not protect our brand and services and intellectual property to the same extent as U.S. laws, if at all. We may be unable to fully protect our intellectual property rights in these countries.

We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by the particular jurisdiction. We expect that our revenue will be derived principally from our operations in Hong Kong and China where intellectual property protection may be limited and difficult to enforce. In such instances, we may seek protection of our intellectual property through measures taken to increase the confidentiality of our findings.

We intend to register trademarks as a means of protecting the brand names of our companies and products. We intend protect our trademarks against infringement and also seek to register design protection where appropriate.

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We expect that, where applicable, we will require our employees to execute confidentiality agreements upon the commencement of employment with us. We expect these agreements to provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

COMPETITION

HSY’s INDICAID product has been endorsed and used by the Hong Kong government and is currently well established with user communities. As such HSY’s competition in the COVID-19 rapid antigen test market is currently limited. HSY’s competitive landscape may be significantly altered if new testing technology is introduced into the market by third parties. HSY may face some prospective competitors when it expands to overseas markets, that have greater financial resources, broader product and service offerings, longer operating histories, larger customer base and greater brand recognition, or if they are controlled or subsidized by foreign governments, which will enable them to raise capital and enter into strategic relationships more easily. We believe that HSY competes on the basis of a number of factors, including business model, operational capabilities, pricing and service quality.

EMPLOYEES AND CONSULTANTS

HSY has the following full time employees and consultants located at Hong Kong as set forth below:

Executive officers	1
Operation	–
Sale and marketing	2
Administration Staff	–
Total	3

HSY is required to contribute to the pension fund for all eligible employees in Hong Kong between the ages of eighteen and sixty five. HSY is required to contribute a specified percentage of the participant’s income based on his or her age and wage level. For the years ended March 31, 2022 and 2021, the pension contributions by HSY were $2,504 and $387, respectively. HSY has not experienced any significant labor disputes or any difficulties in recruiting staff for its operations.

GOVERNMENT AND INDUSTRY REGULATIONS

Through HSY, our business is located in Hong Kong and is subject to the laws and regulations of Hong Kong governing businesses concerning, in particular labor, occupational safety and health, contracts, tort and intellectual property. Furthermore, HSY needs to comply with the rules and regulations of Hong Kong governing the data usage and regular terms of service applicable to its potential customers or clients. As the information of HSY’s potential customers or clients is preserved in Hong Kong, HSY needs to comply with the Hong Kong Personal Data (Privacy) Ordinance.

If PRC authorities reinterpret PRC laws to apply to Hong Kong companies, HSY may become subject to the laws and regulations of China governing businesses in general, including labor, occupational safety and health, contracts, tort and intellectual property. We may also become subject to foreign exchange regulations might limit our ability to convert foreign currency into Renminbi or Hong Kong Dollars, acquire any other PRC companies, establish VIEs in the PRC, or make dividend payments from any future WFOEs to us.

Hong Kong

The INDICAID COVID-19 Rapid Antigen Test product is endorsed by the Hong Kong government and is used by all government tests, but since the product is still consider new, accuracy of the product may still be challenged and may face future regulatory requirements.

The Employment Ordinance is the main piece of legislation governing conditions of employment in Hong Kong since 1968. It covers a comprehensive range of employment protection and benefits for employees, including Wage Protection, Rest Days, Holidays with Pay, Paid Annual Leave, Sickness Allowance, Maternity Protection, Statutory Paternity Leave, Severance Payment, Long Service Payment, Employment Protection, Termination of Employment Contract, Protection Against Anti-Union Discrimination. In addition, every employer must take out employees’ compensation insurance to protect the claims made by employees in respect of accidents occurred during the course of their employment.

An employer must also comply with all legal obligations under the Mandatory Provident Fund Schemes Ordinance, (CAP485). These include enrolling all qualifying employees in MPF schemes and making MPF contributions for them. Except for exempt persons, employer should enroll both full-time and part-time employees who are at least 18 but under 65 years of age in an MPF scheme within the first 60 days of employment. The 60-day employment rule does not apply to casual employees in the construction and catering industries. Pursuant to the said Ordinance, we are required to make MPF contributions for our Hong Kong employees once every contribution period (generally the wage period within 1 month). Employers and employees are each required to make regular mandatory contributions of 5% of the employee’s relevant income to an MPF scheme, subject to the minimum and maximum relevant income levels. For a monthly-paid employee, the minimum and maximum relevant income levels are $1,547 and $3,846, respectively.

China

Recently, China has increased scrutiny and oversight of PRC companies seeking foreign investment or to list their securities overseas. The PRC has also been deepening their reach influence on Hong Kong to more closely align Hong Kong with the policies and governance of the PRC. Depending upon the political climate, HSY may also in the future become subject to the laws and regulations of China governing businesses in general, including labor, occupational safety and health, contracts, tort and intellectual property. We may also become subject to foreign exchange regulations might limit our ability to convert foreign currency into Renminbi, acquire PRC companies, or limit the ability of HSY to make dividend payments to DH Enchantment, Inc.

Regulations on Tax

PRC Corporate Income Tax

The PRC corporate income tax, or CIT, is calculated based on the taxable income determined under the applicable CIT Law and its implementation rules, which became effective on January 1, 2008 and amended on February 24, 2017 and December 29, 2018 respectively. The CIT Law imposes a uniform corporate income tax rate of 25% on all resident enterprises in China, including foreign-invested enterprises.

Uncertainties exist with respect to how the CIT Law applies to the tax residence status of the Company and our offshore subsidiaries. Under the CIT Law, an enterprise established outside of China with a “de facto management body” within China is considered a “resident enterprise,” which means that it is treated in a manner similar to a Chinese enterprise for corporate income tax purposes. Although the implementation rules of the CIT Law define “de facto management body” as a managing body that exercises substantive and overall management and control over the production and business, personnel, accounting books and assets of an enterprise, the only official guidance for this definition currently available is set forth in Circular 82 issued by the State Administration of Taxation, which provides guidance on the determination of the tax residence status of a Chinese-controlled offshore incorporated enterprise, defined as an enterprise that is incorporated under the laws of a foreign country or territory and that has a PRC enterprise or enterprise group as its primary controlling shareholder. Although the Company does not have a PRC enterprise or enterprise group as our primary controlling shareholder and is therefore not a Chinese-controlled offshore incorporated enterprise within the meaning of Circular 82, in the absence of guidance specifically applicable to us, we have made reference to the guidance set forth in Circular 82 to evaluate the tax residence status of the Company and our subsidiaries organized outside the PRC.

According to Circular 82, a Chinese-controlled offshore incorporated enterprise will be regarded as a PRC tax resident by virtue of having a “de facto management body” in China and will be subject to PRC corporate income tax on its worldwide income only if all of the following criteria are met:

•	the primary location of the day-to-day operational management is in the PRC;
•	decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC;
•	the enterprise’s primary assets, accounting books and records, company seals, and board and shareholders meeting minutes are located or maintained in the PRC; and
•	50% or more of voting board members or senior executives habitually reside in the PRC.

Currently, our Hong Kong entities are not considered entities inside China and therefore not deemed to be a PRC resident enterprise for PRC tax purposes as defined above. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” As all of our management members are based in Hong Kong, it remains unclear how the tax residency rule will apply to our case. If the PRC tax authorities determine that DH Enchantment, Inc. or any of its subsidiaries outside of China is a PRC resident enterprise for PRC enterprise income tax purposes, then DH Enchantment, Inc. or such subsidiary could be subject to PRC tax at a rate of 25% on its world-wide income, thus materially reducing our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations. Furthermore, if the PRC tax authorities determine that we are a PRC resident enterprise for enterprise income tax purposes, gains realized on the sale or other disposition of our ordinary shares may be subject to PRC tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty), if such gains are deemed to be from PRC sources. It is unclear whether non-PRC shareholders of DH Enchantment, Inc. would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in DH Enchantment, Inc.’s common stock.

Value-Added Tax and Business Tax

The Provisional Regulations of the PRC on Value-added Tax (“VAT”) were promulgated by the State Council on December 13, 1993 and came into effect on January 1, 1994 which were subsequently amended on November 10, 2008, February 6, 2016 and November 19, 2017. The Detailed Rules for the Implementation of the Provisional Regulations of the PRC on Value-added Tax (Revised in 2011) were promulgated by the Ministry of Finance and the State Administration of Taxation (“SAT”) on 28 October 2011 and came into effect on November 1, 2011 (collectively, the “VAT Law”). According to the VAT Law, all enterprises and individuals engaged in the sale of goods, the provision of processing, repair and replacement services, and the importation of goods within the territory of the PRC must pay value-added tax. For general VAT taxpayers selling or importing goods other than those specifically listed in the VAT Law, the VAT rate is 17%. Starting from April 1, 2019, the VAT rate for revenue generated from providing products was changed from 16% into 13%. VAT is reported as a deduction of revenue when incurred. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities. Net VAT balance between input VAT and output VAT is recorded in taxes payable.

On March 23, 2016, the Ministry of Finance and the SAT jointly issued the Circular on Full Implementation of Business Tax to Value-added Tax Reform which has been partially repealed on July 1, 2017 and January 1, 2018, confirms that business tax would be completely replaced by VAT from May 1, 2016.

Regulations Relating to Foreign Exchange and Dividend Distribution

Foreign Exchange Regulations

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations. Under the PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, may be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. By contrast, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of foreign currency-denominated loans or foreign currency is to be remitted into China under the capital account, such as a capital increase or foreign currency loans to PRC subsidiaries. Our operating currency is the Hong Kong Dollar. If PRC authorities reinterpret foreign exchange regulations to include the Hong Kong Dollar, then we may become subject to the regulations affecting foreign exchange and dividend distributions as set forth herein.

In November 2012, SAFE promulgated the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment. Pursuant to this circular, the opening of various special purpose foreign exchange accounts, such as pre-establishment expense accounts, foreign exchange capital accounts and guarantee accounts, the reinvestment of RMB proceeds by foreign investors in the PRC, and remittance of foreign exchange profits and dividends by a foreign-invested enterprise to its foreign shareholders no longer require the approval or verification of SAFE, and multiple capital accounts for the same entity may be opened in different provinces, which was not possible previously. In addition, SAFE promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents in May 2013, which specifies that the administration by SAFE or its local branches over direct investment by foreign investors in the PRC shall be conducted by way of registration and banks shall process foreign exchange business relating to the direct investment in the PRC based on the registration information provided by SAFE and its branches.

Additionally, pursuant to the Notice of the State Administration of Foreign Exchange on Further Simplifying and Improving the Direct Investment related Foreign Exchange Administration Policies (“SAFE Notice No. 13”), which was promulgated on February 13, 2015 and became effective on June 1, 2015, the foreign exchange registration in relation to foreign direct investment shall be directly reviewed and handled by qualified banks in accordance with SAFE Notice No. 13, and SAFE and its branches shall perform indirect regulation over the foreign exchange registration via qualified banks.

We typically do not need to use our offshore foreign currency to fund HSY’s Hong Kong operations. In the event we need to do so, we may be required to apply to obtain the relevant approvals of, registration or filing with SAFE and other PRC government authorities as necessary.

On August 29, 2008, SAFE issued the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142. Pursuant to SAFE Circular 142, RMB resulting from the settlement of foreign currency capital of a foreign-invested enterprise must be used within the business scope as approved by the applicable government authority and cannot be used for domestic equity investment, unless it is otherwise approved. Documents certifying the purposes of the settlement of foreign currency capital into RMB, including a business contract, must also be submitted for the settlement of the foreign currency. In addition, SAFE strengthened its oversight of the flow and use of RMB capital converted from foreign currency registered capital of a foreign-invested company. The use of such RMB capital may not be altered without SAFE’s approval, and such RMB capital may not be used to repay RMB loans if such loans have not been used. Violations of SAFE Circular 142 could result in severe monetary fines or penalties. There are no costs associated with applying for registration or approval of loans or capital contributions with or from relevant PRC governmental authorities, other than nominal processing charges. Under PRC laws and regulations, the PRC governmental authorities are required to process such approvals or registrations or deny our application within a prescribed time period, which is usually less than 90 days. The actual time taken, however, may be longer due to administrative delays. If we are required to obtain these registrations or approvals, we cannot assure you that we will be able to obtain these government registrations or approvals on a timely basis, if at all, with respect to HSY’s operations in Hong Kong. If we fail to receive such registrations or approvals, our ability to use the proceeds from our funds to capitalize HSY’s Hong Kong operations may be negatively affected, which could materially and adversely affect our liquidity and ability to fund and expand our business.

SAFE Circular 37

SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Furthermore, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls. On February 13, 2015, SAFE Notice No. 13 was promulgated, pursuant to which the aforementioned registration shall be conducted with and handled by qualified banks.

We have notified substantial beneficial owners of our ordinary shares who we know are PRC residents of their filing obligation, and to the best of our knowledge, those shareholders whom we know are PRC residents have completed the registration or will carry out the registration as required under SAFE Circular 37. However, we may not be aware of the identities of all our beneficial owners who are PRC residents. In addition, we do not have control over our beneficial owners and cannot assure you that all of our PRC resident beneficial owners will comply with SAFE Circular 37. The failure of our beneficial owners who are PRC residents to register or amend their SAFE registrations in a timely manner pursuant to SAFE Circular 37 or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in SAFE Circular 37 may subject such beneficial owners or our PRC subsidiaries to fines and legal sanctions. Failure to register or amend the registration may also limit our ability to contribute additional capital to any PRC subsidiaries or receive dividends or other distributions from PRC subsidiaries or other proceeds from disposal of any PRC subsidiaries, or we may be penalized by SAFE.

Share Option Rules

Under the Administration Measures on Individual Foreign Exchange Control issued by the PBOC on December 25, 2006, all foreign exchange matters involved in employee share ownership plans and share option plans in which PRC citizens participate require approval from SAFE or its authorized branch. Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In addition, under the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Share Incentive Plans of Overseas Publicly-Listed Companies, or the Share Option Rules, issued by SAFE on February 15, 2012, PRC residents who are granted shares or share options by companies listed on overseas stock exchanges under share incentive plans are required to (i) register with SAFE or its local branches, (ii) retain a qualified PRC agent, which may be a PRC subsidiary of the overseas listed company or another qualified institution selected by the PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the share incentive plans on behalf of the participants, and (iii) retain an overseas institution to handle matters in connection with their exercise of share options, purchase and sale of shares or interests and funds transfers.

Regulation of Dividend Distributions

The principal laws, rules and regulations governing dividend distributions by foreign-invested enterprises in the PRC are the Company Law of the PRC, as amended, the Wholly Foreign-owned Enterprise Law and its implementation regulations, the Chinese-foreign Cooperative Joint Venture Law and its implementation regulations, and the Chinese-foreign Equity Joint Venture Law and its implementation regulations. Under these laws, rules and regulations, foreign-invested enterprises may pay dividends only out of their accumulated profit, if any, as determined in accordance with PRC accounting standards and regulations. Both PRC domestic companies and wholly-foreign owned PRC enterprises are required to set aside a general reserve of at least 10% of their after-tax profit, until the cumulative amount of such reserve reaches 50% of their registered capital. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.

Near-Term Requirements For Additional Capital

We believe that we will require approximately $1-2 millions over the next 12 months and approximately $1 million for the twelve month period beyond such initial 12 month period to implement our business plan. For the immediate future, we intend to finance our business expansion efforts through loans from existing shareholders or financial institutions.

Available Information

Access to all of our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is provided, free of charge, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

Pacific Stock Transfer, located at 6725 Via Austi Pkwy, Suite 300, Las Vegas 89119, telephone number (702) 361-3033, serves as our stock transfer agent.

ITEM 1A. Risk Factors.

Risks Related to HSY’s Business and Industry

HSY sells and distributes one single product and its product, the INDICAID COVID-19 Rapid Antigen Test, is new and may be subject to challenge as new technologies and COVID-19 variants develop.

HSY is one of the authorized Hong Kong distributors of the INDICAID COVID-19 Rapid Antigen Test which is endorsed by the Hong Kong government and used by its agencies. The test, however, is relatively new, and given the rise of multiple COVID-19 variants, the accuracy of HSY’s product may be adversely affected and challenged. If new technologies or other testing products are developed which provide better accuracy and efficiency or lower costs, our market dominance and financial results may be materially and adversely affected.

Our plan to expand into additional markets may be affected by global government health policies.

Our overseas expansion plan is highly dependent upon the policies of regional governments regarding the need for quick pre-screening tests of COVID-19. If regional governments determine that the urgency for community test and detection of COVID-19 carriers has abated, the need for HSY’s product may correspondingly be reduced. As such our financial results may be adversely affected.

We are indebted to certain of our executive officers and directors in the approximate amount of US$64,365.

As of March 31, 2022, we are indebted to Sally Lo, our executive officers and directors, in an approximate amount of $64,365. We may not be able to generate sufficient cash flow to repay these loans. If we issue additional securities as repayment, our shareholders may experience significant dilution. Additionally, loan repayment before achievement of profitability may cause us to delay implementing our business plans to expand.

We are also subject to other risks and uncertainties that affect many other businesses, including:

•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;
•	the increasing costs of compliance with federal, state and foreign governmental agency mandates (including the Foreign Corrupt Practices Act) and defending against inappropriate or unjustified enforcement or other actions by such agencies;
•	the impact of any international conflicts on the U.S. and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	any impacts on our business resulting from new domestic or international government laws and regulation;
•	market acceptance of our new service and growth initiatives;
•	the impact of technology developments on our operations and on demand for our services;
•	governmental underinvestment in transportation infrastructure, which could increase our costs and adversely impact our service levels due to traffic congestion or sub-optimal routing of our vehicles;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis; and
•	availability of financing on terms acceptable to our ability to maintain our current credit ratings, especially given the capital intensity of our operations.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We may rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. However, trade secrets are difficult to protect. We limit disclosure of such trade secrets where possible but we also seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who do have access to them, such as our employees, contract manufacturers, consultants, advisors and other third parties. Despite these efforts, any of these parties may breach the agreements and may unintentionally or willfully disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Our Finances and Capital Requirements

We will need additional funding and may be unable to raise capital when needed, which would force us to delay any business expansions or acquisitions.

Our business plan contemplates the expansion of our operations through organic means and through acquisitions or investments in additional complementary businesses, products and technologies. While we currently have no commitments or agreements relating to any of these types of transactions, we do not generate sufficient revenue from operations to finance expansion or acquisition needs. We expect to finance such future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, grants and license and development agreements in connection with any collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to HSY’s technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Relating to Doing Business in Hong Kong.

The PRC government has significant oversight and discretion over the conduct of a Hong Kong company’s business operations, may exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, may intervene or influence HSY’s operations at any time, and may limit or completely hinder our ability to offer or continue to offer securities to investors, which could result in a material change in our operations and/or cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.

The PRC government may intervene or influence HSY’s operations at any time with little to no advanced notice, which could result in a material change in our operations and/or the value of DH Enchantment, Inc.’s common stock. For example, the PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect the business, financial condition and results of operations of our company. Furthermore, the PRC government has also recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies. Any such action, once taken by the PRC government, could significantly limit or completely hinder DH Enchantment, Inc.’s ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. We believe HSY is not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) HSY’s products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in HSY’s business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. See also “Risk Factors - We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.”

We believe that HSY is not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on HSY’s daily business operation, our ability to accept foreign investments and list the securities of DH Enchantment, Inc. on an U.S. or other foreign exchange. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on HSY’s daily business operation, our ability to accept foreign investments and list the securities DH Enchantment, Inc. on an U.S. or other foreign exchange.

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.

Through HSY, our business and assets are primarily located in Hong Kong. Accordingly, economic, political and legal developments in Hong Kong and the PRC will significantly affect our business, financial condition, results of operations and prospects. Policies of the PRC government can have significant effects on economic conditions in Hong Kong. While we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and that business development in the PRC will continue to follow market forces, we cannot assure you that this will be the case.  Our interests may be adversely affected by changes in policies by the PRC government, including:

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

Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that HSY may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.

HSY’s business operations may be adversely affected by the current and future political environment in the PRC. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. We expect the Hong Kong and PRC legal systems to rapidly evolve in the near future with the Hong Kong legal system becoming closer aligned with legal system in China. There is a risk that the PRC government will intervene or influence our operations at any time, including exerting more oversight and control over companies operating in Hong Kong and the PRC, offerings conducted overseas and or foreign investment in Hong Kong and PRC based issuers, which could result in a material change in our operations and or the value of our common stock. These actions may be reflected in the changing interpretations and enforcement of many laws, regulations and rules in Hong Kong and the PRC that may not always be uniform and with little to no advance notice. HSY’s business operations and its ability to operate in Hong Kong, and DH Enchantment, Inc’s ability offer or continue to offer securities to investors and continue to invest in Hong Kong and or PRC based issuers may be harmed by these changes in laws and regulations, including those relating to taxation, import and export tariffs, healthcare regulations, environmental regulations, land use and property ownership rights, and other matters. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in Hong Kong or particular regions thereof, and could limit or completely hinder DH Enchantment, Inc.’s ability to offer or continue to offer securities to investors or require us to divest ourselves of any interest we then hold in Hong Kong properties or joint ventures. Any such actions (including divesture or similar actions) could result in a material adverse effect on us and on your investment in DH Enchantment, Inc. and could cause the value of DH Enchantment, Inc.’s securities and your investment in DH Enchantment, Inc.’s securities to significantly decline or be worthless.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts that provide interpretations of laws and regulations and decide contractual disputes and issues may change their interpretation or enforcement very rapidly with little advance notice at any time, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as, may cause possible problems to foreign investors.

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

The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register DH Enchantment, Inc.’s registration with the SEC and delist its securities from applicable trading market within the US.

The Holding Foreign Companies Accountable Act (HFCAA) was signed into law on December 18, 2020, and requires Auditors of publicly traded companies to submit to regular inspections every three years to assess such auditors’ compliance with applicable professional standards. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two, thus reducing the time before DH Enchantment, Inc.’s securities may be prohibited from trading or delisted. On September 22, 2021, the PCAOB adopted rules to create a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in China or Hong Kong because of positions taken by PRC and Hong Kong authorities in those jurisdictions. The PCAOB has made such designations as mandated under the HFCAA. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future.

Our Auditor is based in Kuala Lumpur, Malaysia and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor. Furthermore, due to the recent developments in connection with the implementation of the HFCAA, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCAA that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time.

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

Furthermore, as Article 177 is a recently promulgated provision, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. The HFCAA requires the PCAOB be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register DH Enchantment, Inc.’s registration with the SEC and may also delist its securities from applicable trading markets within the US.

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

The recent regulatory developments in China, in particular with respect to restrictions on China-based companies raising capital offshore, may lead to additional regulatory review in China over our financing and capital raising activities in the United States. In addition, we may be subject to industry-wide regulations that may be adopted by the relevant PRC authorities, which may have the effect of limiting HSY’s service offerings, restricting the scope of HSY’s operations in Hong Kong, or causing the suspension or termination of HSY’s business operations in Hong Kong entirely, all of which will materially and adversely affect our business, financial condition and results of operations. We may have to adjust, modify, or completely change HSY’s business operations in response to adverse regulatory changes or policy developments, and we cannot assure you that any remedial action adopted by us can be completed in a timely, cost-efficient, or liability-free manner or at all.

HSY may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. HSY may be liable for improper use or appropriation of personal information provided by HSY’s customers.

While HSY is currently not subject to the laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection, there can be no assurance that such laws will continue to be inapplicable to HSY in the future as these laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to HSY are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions.

We expect to obtain information about various aspects of HSY’s operations as well as regarding HSY’s employees and third parties. HSY also maintains information about various aspects of its operations as well as regarding its employees. The integrity and protection of HSY’s customer, employee and company data is critical to HSY’s business. HSY’s customers and employees expect that it will adequately protect their personal information. HSY is required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

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

In November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which became effective in June 2017. The CSL is the first PRC law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On September 1, 2021, the Standing Committee of the NPC adopted the PRC Data Security Law which sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits. On February 15, 2022, the Measures for Cybersecurity Review issued by the Cyberspace Administration of China in July 2021 became effective (the “2021 Measures”). The 2021 Measures required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. Article 7 of the 2021 Measures states that “Where any network platform operator who possesses the personal information of more than one million users seeks foreign listings (“国外上市”), it shall file an application with the Office of Cybersecurity Review for cybersecurity review.” The cybersecurity review will also investigate the potential national security risks from overseas IPOs.

We believe that HSY is not subject to the cybersecurity review by the CAC under the 2021 Measures, given that: (i) HSY does not possess a large amount of personal information in its business operations; and (ii) data processed in HSY’s business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. In making this determination, we relied on the legal opinion of Ravenscroft & Schmierer. However, there remains uncertainty as to how the 2021 Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the 2021 Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. The costs of compliance with, and other burdens imposed by, CSL and any other cybersecurity and related laws may limit the use and adoption of HSY’s products and services and could have an adverse impact on its business.

We cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and there is no assurance that we can fully or timely comply with such laws. In the event that HSY is subject to any mandatory cybersecurity review and other specific actions required by the CAC, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, HSY may be further required to suspend or shut down its relevant business, cease the trading of DH Enchantment, Inc.’s securities on the OTC Markets or face other penalties, which could materially and adversely affect our business, financial condition, and results of operations. We do not know what additional regulations will be adopted or how such regulations will affect us and the trading of DH Enchantment, Inc.’s securities on the OTC Markets.

Under the PRC enterprise income tax law, we may be classified as a “PRC resident enterprise”, which could result in unfavorable tax consequences to us and DH Enchantment, Inc.’s shareholders and have a material adverse effect on our results of operations and the value of your investment.

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

Non-PRC resident holders of DH Enchantment, Inc.’s common stock may also be subject to PRC withholding tax on dividends paid by us and PRC tax on gains realized on the sale or other disposition of common stock, if such income is sourced from within the PRC. The tax would be imposed at the rate of 10% in the case of non-PRC resident enterprise holders and 20% in the case of non-PRC resident individual holders. In the case of dividends, we would be required to withhold the tax at source. Any PRC tax liability may be reduced under applicable tax treaties or similar arrangements. Although our holding companies are incorporated in Nevada and the British Virgin Islands, it remains unclear whether dividends received and gains realized by non-PRC resident holders of DH Enchantment, Inc.’s common stock will be regarded as income from sources within the PRC if we are classified as a PRC resident enterprise. Any such tax will reduce the returns on your investment in DH Enchantment, Inc.’s common stock.

We cannot assure you that the PRC tax authorities will not, at their discretion, adjust any capital gains and impose tax return filing and withholding or tax payment obligations with respect to any internal restructuring, and our Hong Kong subsidiary may be requested to assist in the filing. Any PRC tax imposed on a transfer of our shares not through a public stock exchange, or any adjustment of such gains would cause us to incur additional costs and may have a negative impact on the value of your investment in DH Enchantment, Inc.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

We face uncertainties regarding the reporting on and consequences of private equity financing transactions involving the transfer of shares in Dh Enchantment, Inc. by non-resident investors. In February 2015, the SAT issued the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or SAT Bulletin 7, as amended in 2017. Pursuant to this bulletin, an “indirect transfer” of assets, including equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. According to SAT Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in China, immovable properties located in China, and equity investments in PRC resident enterprises, in respect of which gains from their transfer by a direct holder, being a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consist of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to the immovable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. SAT Bulletin 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange.

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

In the future, we may pursue potential strategic acquisitions that are complementary to HSY’s business and operations. Complying with the requirements of the above-mentioned regulations and other rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval or clearance from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand HSY’s business or maintain HSY’s market share. Furthermore, according to the M&A Rules, if a PRC entity or individual plans to merger or acquire its related PRC entity through an overseas company legitimately incorporated or controlled by such entity or individual, such a merger and acquisition will be subject to examination and approval by the Ministry of Commerce. The application and interpretations of M&A Rules are still uncertain, and there is possibility that the PRC regulators may promulgate new rules or explanations requiring that we obtain approval of the Ministry of Commerce for our completed or ongoing mergers and acquisitions. There is no assurance that we can obtain such approval from the Ministry of Commerce for our mergers and acquisitions, and if we fail to obtain those approvals, we may be required to suspend our acquisition and be subject to penalties. Any uncertainties regarding such approval requirements could have a material adverse effect on our business, results of operations and corporate structure.

Furthermore, the M&A Rules, among other things, purport to require that an offshore special purpose vehicle controlled directly or indirectly by PRC domestic companies or individuals and formed for purposes of overseas listing through acquisition of PRC domestic interests obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. The CSRC has not issued any definitive rules or interpretations concerning whether offerings such as this offering are subject to the CSRC approval procedures under the M&A Rules. Although we are of the position that we are not required to obtain approval from the CSRC under the M&A Rules for listing and trading of DH Enchantment, Inc.’s securities after the consummation of the Business Combination, uncertainties still exist as to how the M&A Rules will be interpreted and implemented and the opinion stated above is subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules.

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

SAFE Circular 37 is issued to replace the Circular on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments through Overseas Special Purpose Vehicles. If DH Enchantment, Inc.’s shareholders who are PRC residents or entities do not complete their registration with the local SAFE branches, our Hong Kong subsidiary may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our Hong Kong subsidiary. Moreover, failure to comply with SAFE registration described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

However, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in us, nor can we compel DH Enchantment, Inc.’s shareholders to comply with the requirements of SAFE Circular 37. As a result, we cannot assure you that all of DH Enchantment, Inc.’s shareholders who are PRC residents or entities have complied with, and will in the future make or obtain any applicable registrations or approvals required by, SAFE Circular 37. Failure by such shareholders to comply with SAFE Circular 37, or failure by DH Enchantment, Inc.to amend the foreign exchange registrations of its Hong Kong subsidiary, if applicable, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our Hong Kong subsidiary’s ability to make distributions or pay dividends to us or affect our ownership structure, which could adversely affect our business and prospects. For a detailed description of the potential government regulations facing the Company and our operations in Hong Kong, please refer to “Government and Industry Regulations – Regulations Relating to Foreign Exchange and Dividend Distribution.”

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

Any transfer of funds by DH Enchantment, Inc.to our Hong Kong subsidiary, either as a shareholder loan or as an increase in registered capital, may become subject to approval by or registration or filing with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises in China, capital contributions to PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce in its local branches and registration with a local bank authorized by SAFE. It is unclear if Hong Kong subsidiaries will be deemed a PRC subsidiary. If Hong Kong subsidiaries are deemed to be PRC subsidiaries, (i) any foreign loan procured by our Hong Kong subsidiary will be required to be registered with SAFE or its local branches or filed with SAFE in its information system; and (ii) our Hong Kong subsidiary will not be able to procure loans which exceed the difference between their total investment amount and registered capital or, as an alternative, only procure loans subject to the calculation approach and limitation as provided in the People’s Bank of China Notice No. 9 (“PBOC Notice No. 9”). We may not be able to obtain these government approvals or complete such registrations on a timely basis, if at all, with respect to future capital contributions or foreign loans by us to our Hong Kong subsidiary, if required. If we fail to receive such approvals or complete such registration or filing, our ability to use the proceeds we receive from our offshore financing activities and to capitalize our Hong Kong operations may be negatively affected, which could adversely affect our liquidity and ability to fund and expand HSY’s business. There is, in effect, no statutory limit on the amount of capital contribution that we can make to our Hong Kong subsidiary. This is because there is no statutory limit on the amount of registered capital for our Hong Kong subsidiary, and we are allowed to make capital contributions to our Hong Kong subsidiary by subscribing for their initial registered capital and increased registered capital, provided that the Hong Kong subsidiary complete the relevant filing and registration procedures.

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

Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.

DH Enchantment, Inc. is a holding company whose primary assets are its ownership of the equity interests in its subsidiaries. DH Enchantment, Inc. conducts no other business and, as a result, it depends entirely upon its subsidiaries’ earnings and cash flow to meet cash and financing requirements. If DH Enchantment, Inc. decides in the future to pay dividends or make other payments, as a holding company, its ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from its operating subsidiaries. Its subsidiaries and projects may be restricted in their ability to pay dividends, make distributions or otherwise transfer funds to DH Enchantment, Inc. prior to the satisfaction of other obligations, including the payment of operating expenses or debt service, appropriation to reserves prescribed by laws and regulations, covering losses in previous years, restrictions on the conversion of local currency into U.S. dollars or other hard currency, completion of relevant procedures with governmental authorities or banks and other regulatory restrictions, as applicable. Under the applicable PRC laws and regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside a portion of its after-tax profit to fund specific reserve funds prior to payment of dividends. In particular, at least 10% of its after-tax profits based on PRC accounting standards each year is required to be set aside towards its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of any of these currencies into U.S. dollars may adversely affect the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars. For a detailed description of the potential government regulations facing the Company associated with our operations in Hong Kong and on restrictions on payments from our subsidiaries, please refer to “Government and Industry Regulations –China and “Transfers of Cash to and From our Subsidiaries.” We do not presently have any intention to declare or pay dividends in the future. You should not purchase shares of our common stock in anticipation of receiving dividends in future periods.

Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of DH Enchantment, Inc.’s common stock.

DH Enchantment, Inc. isa holding company incorporated in Nevada. It relies on dividends from its Hong Kong subsidiary for its cash and financing requirements, such as the funds necessary to service any debt it may incur. Current PRC regulations permit PRC subsidiaries to pay dividends to foreign parent companies only out of their accumulated after-tax profits upon satisfaction of relevant statutory condition and procedures, if any, determined in accordance with Chinese accounting standards and regulations. In addition, PRC subsidiaries are required to set aside at least 10% of their accumulated profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of its registered capital. Furthermore, if PRC subsidiaries and their subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to the foreign parent company, which may restrict the ability of the foreign parent company to satisfy its liquidity requirements. If such restrictions on dividend and other payments are interpreted to apply to Hong Kong entities, our ability to rely on payments from our Hong Kong subsidiary will be adversely affected.

In addition, the Enterprise Income Tax Law of the PRC, or the PRC EIT Law, and its implementation rules provide that withholding tax rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC-resident enterprises are incorporated. For a detailed description of the potential government regulations facing the Company and HSY’s operations in Hong Kong, please refer to “Government and Industry Regulations – Regulations Relating to Foreign Exchange and Dividend Distribution.”

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

We receive substantially all of our revenues in Hong Kong Dollars. Under our current corporate structure, our Nevada holding company may rely on dividend payments from our Hong Kong subsidiary to fund any cash and financing requirements that we may have. If the PRC government expands its currency controls to include the Hong Kong Dollar, we will be required to obtain SAFE approval to use cash generated from the operations of our Hong Kong subsidiary and consolidated affiliated entities to pay off their respective debt in a currency other than Hong Kong Dollar or Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi or the Hong Kong Dollar. We may be prevented from obtaining sufficient foreign currencies to satisfy our foreign currency demands. As a result, we may not be able to pay dividends in foreign currencies to its shareholders. For a detailed description of the potential government regulations facing the Company and the offering associated with HSY’s operations in Hong Kong, please refer to “Government and Industry Regulations – Regulations Relating to Foreign Exchange and Dividend Distribution.”

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

The SAT has issued certain circulars concerning employee share options and restricted shares. Under these circulars, employees working in China who exercise share options or are granted restricted shares will be subject to PRC individual income tax. It is unclear whether these regulations will be expanded in the future to cover HSY’s employees in Hong Kong. Our Hong Kong subsidiary may become obligated to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold individual income taxes of those employees who exercise their share options. If our employees fail to pay or we fail to withhold their income taxes according to relevant laws and regulations, we may face sanctions imposed by the tax authorities or other PRC governmental authorities.

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

Recently, U.S. public companies that have substantially all of their operations in Hong Kong and China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around the effects of US-China governmental policies and political climate, financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions, and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and DH Enchantment, Inc.’s stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely negatively affected and your investment in DH Enchantment, Inc.’s stock could be rendered worthless.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in Hong Kong based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

All of our current operations are conducted in Hong Kong through HSY. DH Enchantment, Inc., is a holding company that conducts no operations. Moreover, most of our current directors and officers are nationals or residents of Hong Kong. All or a substantial portion of the assets of these persons are located outside the United States and in the Hong Kong. As a result, it may not be possible to effect service of process within the United States or elsewhere outside Hong Kong upon these persons. In addition, uncertainty exists as to whether the courts of Hong Kong would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Hong Kong against us or such persons predicated upon the securities laws of the United States or any state thereof.

Risks Relating to Securities Markets and Investment in Our Stock

There is presently none and there may not ever be an active market for DH Enchantment, Inc.’s Common Stock. There are restrictions on the transferability of these securities.

There currently is no market for DH Enchantment, Inc.’s Common Stock and, except as otherwise described herein, we have no plans to file any registration statement or otherwise attempt to create a market for the shares. Even if an active market develops for the shares, Rule 144, which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. There can be no assurance that we will fulfill any reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning us, as is required by Rule 144 as part of the conditions of its availability.

DH Enchantment, Inc.’s common stock is subject to the “penny stock” rules of the SEC and the trading market in DH Enchantment, Inc.’s securities is limited, which makes transactions in DH Enchantment, Inc.’s stock cumbersome and may reduce the value of an investment in DH Enchantment, Inc.’s stock.

Under U.S. federal securities legislation, DH Enchantment, Inc.’s common stock will constitute "penny stock". Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor's account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of DH Enchantment, Inc.’s common stock and cause a decline in the market value of DH Enchantment, Inc.’s stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our insiders beneficially own a significant portion of DH Enchantment, Inc.’s stock, and accordingly, may have control over stockholder matters, our business and management.

As of the date of this prospectus, each of Sally Lo, our sole executive officer and director, and Daily Success Development Limited, our major stockholder, holds 252,00,000 and 468,000,000 shares of our common stock, respectively, representing approximately 30.31% an 56.30%, respectively, of DH Enchantment Inc.’s issued and outstanding common stock, for an aggregate amount of 720,000,000 shares of DH Enchantment, Inc.’s common stock, or approximately 86.61% of DH Enchantment, Inc.’s issued and outstanding shares of common stock. In addition, Ms. Lo and Daily Success Development Limited also own approximately 86.54% of DH Enchantment, Inc.’s issued and outstanding Series A Convertible Preferred Stock and 100% of DH Enchantment, Inc.’s issued and outstanding Series B Convertible Preferred Stock.  As a result, our management team and major stockholder will have significant influence to:

•	Elect or defeat the election of our directors;
•	Amend or prevent amendment of our articles of incorporation or bylaws;
•	effect or prevent a merger, sale of assets or other corporate transaction; and
•	affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our insiders, new investors may not be able to effect a change in our business or management, and therefore, shareholders would have no recourse as a result of decisions made by management. In addition, sales of significant amounts of shares held by our insiders, or the prospect of these sales, could adversely affect the market price of DH Enchantment, Inc.’s common stock. Our insiders’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce DH Enchantment, Inc.’s stock price or prevent DH Enchantment, Inc.’s stockholders from realizing a premium over DH Enchantment, Inc.’s stock price.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares covered by this registration statement.

Secondary trading in DH Enchantment, Inc.’s common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in DH Enchantment, Inc.’s common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

The Company does not intend to seek registration or qualification of its shares of common stock in any State or territory of the United States. Aside from a “secondary trading” exemption, other exemptions under state law and the laws of US territories may be available to holders of DH Enchantment, Inc.’s common stock.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of our company.

Though not now, in the future DH Enchantment, Inc. may become subject to Nevada's control share law. A corporation is subject to Nevada's control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors:

(i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder's shares.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation's board of directors approves the combination in advance. For purposes of Nevada law, an "interested stockholder" is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation's assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada's business combination law is to potentially discourage parties interested in taking control of our company from doing so if it cannot obtain the approval of our board of directors.

Because we do not intend to pay any cash dividends on DH Enchantment, Inc.’s common stock, DH Enchantment, Inc.’s stockholders will not be able to receive a return on their shares unless they sell them. We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on DH Enchantment, Inc.’s common stock in the foreseeable future. Unless we pay dividends, DH Enchantment, Inc.’s stockholders will not be able to receive a return on their shares unless they sell them. Stockholders may never be able to sell shares when desired. Before you invest in DH Enchantment, Inc.’s securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase DH Enchantment, Inc.’s securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

DH Enchantment, Inc.’s stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling DH Enchantment, Inc.’s common stock at a profit. The market prices for securities of penny stock companies may be volatile and may fluctuate substantially due to many factors, including:

•	market conditions in the economy as a whole;
•	price and volume fluctuations in the overall stock market;
•	announcements of the introduction of new products and services by us or our competitors;
•	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;
•	deviations in our operating results from the estimates of securities analysts or other analyst comments;
•	additions or departures of key personnel;
•	legislation, including measures affecting e-commerce or infrastructure development; and
•	developments concerning current or future strategic collaborations

ITEM 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. Properties.

Our corporate and executive office is located at Unit A, 13/F, Gee Luen Factory Building, 316-318 Kwun Tong Road, Kowloon, Hong Kong, telephone number +852 2621 3288. The premises are provided free of charge by our shareholder, Daily Success Development Limited. We believe that our existing facilities are adequate to meet our current requirements.

ITEM 3. Legal Proceedings.

There are no material pending legal proceedings to which we or our subsidiaries are a party or to which any of our or their property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers, affiliates or any owner of record or beneficially of more than 5% of our common stock, or any associate of any of the foregoing, is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “ENMI”. As of June 21, 2022, the last closing price of our securities was $0.0132. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended March 31, 2022:
Fourth Quarter	$0.0589	$0.0119
Third Quarter	$0.1500	$0.0027
Second Quarter	$0.7500	$0.0074
First Quarter	$0.12	$0.0064
Fiscal year ended March 31, 2021:
Fourth Quarter	$0.001	$0.0042
Third Quarter	$0.009	$0.0005
Second Quarter	$0.0018	$0.0006
First Quarter	$0.0011	$0.00001

(b)  Approximate Number of Holders of Common Stock

As of June 21, 2022, there were approximately 69 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

We have never paid dividends on any of DH Enchantment, Inc.’s capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not expect to pay any dividends on any of DH Enchantment, Inc.’s capital stock in the foreseeable future.

(d)  Equity Compensation Plan Information

None.

(e)  Recent Sales of Unregistered Securities

None.

ITEM 6.  RESERVED

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended March 31, 2022, and 2021. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “US$” refer to the legal currency of the United States. References to “Hong Kong Dollar” are to the Hong Kong Dollar, the legal currency of the Hong Kong Special Administrative Region of the People’s Republic of China. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

We are at a development stage company and reported a net loss of $442,982 and a net income of $8,700 for the years ended March 31, 2022 and 2021, respectively. We had current assets of $121,433 and current liabilities of $479,067 as of March 31, 2022. As of March 31, 2021, our current assets and current liabilities were $74,360 and $65,670, respectively. Our financial statements for the years ended March 31, 2022 and 2021 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Results of Operations.

Comparison of the fiscal years ended March 31, 2022 and March 31, 2021

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended March 31,
	2022	2021
Revenues	$548,571	$211,549
Cost of revenue	(439,343)	(165,956)
Gross profit	109,228	45,593
Sales and marketing expenses	(226,366)	–
General and administrative expenses	(47,543)	(36,829)
Professional fee	(269,457)	(64)
Loss from operation	(434,138)	8,700
Other expense, net	(8,844)	–
(Loss) income before income tax	(442,982)	8,700
Income tax expense	–	–
Net (loss) income	(442,982)	8,700

Revenue. We generated revenues of $548,571 and $211,549 for the years ended March 31, 2022 and 2021, respectively, with a growth of 159.3%, arising from the increasing demand in rapid tester kits during the continued trend of pandemic threat in 2022 and 2021.

During the years ended March 31, 2022 and 2021, the following customer accounted for 10% or more of our total net revenues:

Customer name	Year ended March 31, 2022		March 31, 2022
	Revenues	Percentage of revenues	Trade accounts receivable
Uni-Alliance Limited	$97,515	18%	$5,618

Customer name	Year ended March 31, 2021		March 31, 2021
	Revenues	Percentage of revenues	Trade accounts receivable
Uni-Alliance Limited	$172,879	82%	$1,592

Cost of Revenue. Cost of revenue for the years ended March 31, 2022 and 2021 was $439,343 and $165,956, respectively. with a growth of 164.73%, arising from the increasing demand in rapid tester kits during the continued trend of pandemic threat in 2022 and 2021.

During the years ended March 31, 2022, and 2021, the following vendor accounted for 10% or more of our total net cost of revenue:

Vendor name	Year ended March 31, 2022		March 31, 2022
	Cost of Revenues	Percentage of cost of revenues	Trade accounts payable
Phase Scientific International Limited	$403,568	92%	$–

Vendor name	Year ended March 31, 2021		March 31, 2021
	Cost of Revenues	Percentage of cost of revenues	Trade accounts payable
Phase Scientific International Limited	$165,956	100%	$1,397

Gross Profit. We achieved a gross profit of $109,228 and $45,593 for the years ended March 31, 2022 and 2021, respectively.

Sales and marketing expenses. We incurred sales and marketing expenses of $226,366 and $0 for the years ended March 31, 2022 and 2021, respectively. We engaged with two consultants for expanding sale channels and developing marketing strategies, analyzing and evaluating consumer data services for a term of six months, with a compensation of 19,684,019 shares to be issued upon the completion of the service contracts. The fair value of these shares was $452,732, based on the current market price at the effective date of the agreement and is being amortized over the service period.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $47,543 and $36,829 for the years ended March 31, 2022 and 2021, respectively. An increase in G&A is in line with the sale growth, and primarily attributable to the other expenses, such as bank charge, maintenance and repairs expense and computer and internet expense.

Professional fee. We incurred professional fee of $269,457 and $64 for the years ended March 31, 2022 and 2021, respectively, which mainly related to US audit fee, US legal fee and compliance fee in connection with Form 10 filing.

Income Tax Expense. Our income tax expenses for the years ended March 31, 2022 and 2021 were $0.

Net (loss) income. As a result of the above, we reported net loss of $442,982 for the year ended March 31, 2022, while we reported $8,700 for the year ended March 31, 2021.

 Liquidity and Capital Resources

As of March 31, 2022 and March 31, 2021, we had cash and cash equivalents of $111,396 and $72,768.

We expect to incur significantly greater expenses in the near future as we develop our product offerings or enter into strategic partnerships. We also expect our general and administrative expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being reporting act company, including directors’ and officers’ insurance and increased professional fees. In the next twelve months, we anticipate that we will need approximately $1-2 million to implement our business and sales growth plan. Thereafter, we expect that we will need approximately $1-2 million to meet our long-term liquidity and capital needs.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

Going Concern Uncertainties

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, short-term and long-term debts. Given the additional political and public health challenges, our ability to obtain external financing or financing from existing shareholders to fund our working capital needs has been materially and adversely impacted, and there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

We require additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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

We also expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities to finance our operations and future acquisitions in the next twelve months.

If we cannot raise additional funds, we will have to cease business operations. As a result, our common stock investors might lose all of their investment.

Cash Flows

The following summarizes our cash flows for the years ended March 31, 2022 and 2021:

	Fiscal Years Ended March 31
	2022	2021
Net cash (used in) provided by operating activities	$(172,065)	$8,891
Net cash provided by investing activities	–	–
Net cash provided by financing activities	$211,087	$63,887

Net Cash (Used In)/Provided By Operating Activities.

For the year ended March 31, 2022, net cash used in operating activities was $172,065 which consisted primarily of a net loss of $442,982, an increase in prepayment and other receivables of $4,419 and an increase in accounts receivables of $4,026, offset by an increase in other payable and accruals of $279,362.

For the year ended March 31, 2021, net cash provided by operating activities was $8,891, which consisted primarily of a net income of $8,700 and an increase in accrued liabilities and other payables of $1,783, offset by an increase in prepayment and other receivables of $1,592.

Net Cash Provided By Investing Activities.

For the year ended March 31, 2022, there was no net cash provided by investing activities.

For the year ended March 31, 2021, there was no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the year ended March 31, 2022, net cash provided by financing activities was $211,087 consisting of advance from a director of $478, proceed from issuance of promissory notes of $77,052 from related parties, and note payable from the Company’s shareholder of $133,557.

For the year ended March 31, 2021, net cash provided by financing activities was $63,887 consisting primarily of advances from a director of $63,887.

Material Cash Requirements

We only have minimal income in the fiscal year 2021, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2023 fiscal year to be significantly higher than 2022 fiscal year. As of March 31, 2022, we had an accumulated deficit of $1,271,932. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We have no contractual obligations and commercial commitments as of March 31, 2022.

Critical Accounting Policies and Estimates.

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

•	Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

•	Basis of consolidation

The consolidated financial statements include the accounts of ENMI and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

•	Revenue recognition

ASC 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers.

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

The Company derives its revenue from the sale of the rapid tester kits. The Company sells its products directly to healthcare providers, retailers and individual consumers through its retail channels. The Company considers customer order confirmations to be a contract with the customer. Customer confirmations are executed at the time an order is placed. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

For each contract, the Company considers the promise to transfer products to be the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The Company’s revenues for the years ended March 31, 2022 and 2021 are recognized at a point in time.

•	Income taxes

The Company adopted the ASC 740 “Income tax” provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which the operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Net loss per share

The Company calculates net loss per share in accordance with ASC 260, Earnings per Share. Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

•	Stock based compensation

Pursuant to ASU 2018-07, the Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of March 31, 2022, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense in the operation.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the consolidated financial statements.

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service are provided.

•	Related parties

The Company follows the ASC 850-10, “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions.

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

•	Commitments and contingencies

The Company follows the ASC 450-20, “Contingencies” to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments — Credit Losses (Topic 326). The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) — Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables — Nonrefundable Fees and Other Costs, which clarifies that, for each reporting period, an entity should reevaluate whether a callable debt security is within the scope of ASC 310-20-35-33. For public business entities, ASU 2020-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. For all other entities, ASU 2020-08 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which makes minor technical corrections and clarifications to the ASC. The amendments in Sections B and C of the ASU are effective for annual periods beginning after December 15, 2020, for public business entities. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.   Financial Statements and Supplementary Data.

The consolidated financial statements and the Report of Independent Registered Certified Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Stockholder of

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheet of DH Enchantment, Inc. (formerly Energy Management International, Inc.) and its subsidiaries (the ‘Company’) as of March 31, 2022 and 2021, and the related consolidated statement of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for the year ended March 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended March 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company incurred a net loss of $442,982 and suffered from a working capital deficit of $357,634 as of March 31, 2022. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved especially challenging, subjective, or complex judgements.

We determined that there are no critical audit matters.

/s/ J&S Associate

Certified Public Accountants

Firm ID: 6743

We have served as the Company’s auditor since 2021.

Kuala Lumpur, Malaysia

June 29, 2022

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31,
	2022	2021

ASSETS
Current asset:
Cash and cash equivalents	$111,396	$72,768
Account receivable	5,618	1,592
Prepayments and other receivables	4,419	–

Total current assets	121,433	74,360

TOTAL ASSETS	$121,433	$74,360

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued liabilities and other payables	$54,779	$1,783
Accrued marketing expense	226,366	–
Amount due to a director	64,365	63,887
Note payable, related party	133,557	–
		–
Total current liabilities	479,067	65,670

Long-term liabilities:
Promissory notes, related parties	76,584	–
Total long-term liabilities	76,584	–

TOTAL LIABILITIES	555,651	65,670

Commitments and contingencies	–	–

STOCKHOLDERS’ (DEFICIT) EQUITY
Convertible preferred stock, 50,000,000 shares authorized and 35,000,000 undesignated as of March 31, 2022 and 2021
Series A preferred stock, $0.002 par value; 5,000,000 shares designated; 3,120,001 and 3,920,001 shares issued and outstanding as of March 31, 2022 and 2021, respectively	6,240	7,840
Series B preferred stock, $0.001 par value; 10,000,000 shares designated; 100,000 shares issued and outstanding as of March 31, 2022 and 2021, respectively	100	100
Common stock, $0.001 par value; 4,400,000,000 shares authorized; 831,310,013 and 511,309,161 shares issued and outstanding as of March 31, 2022 and 2021, respectively	831,310	511,309
Accumulated other comprehensive income (loss)	64	(10)
Accumulated deficit	(1,271,932)	(510,549)

Stockholders’ (deficit) equity	(434,218)	8,690

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$121,433	$74,360

See accompanying notes to consolidated financial statements.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended March 31,
	2022	2021

Revenue, net	$548,571		$211,549

Cost of revenue	(439,343)		(165,956)

Gross profit	109,228		45,593

Operating expenses:
Sale and marketing expense	(226,366)		–
General and administrative expense	(47,543)		(36,829)
Professional fee	(269,457)		(64)

Total operating expenses	(543,366)		(36,893)

(LOSS) INCOME FROM OPERATIONS	(434,138)		8,700

Other income (expense):
Foreign exchange gain	91		–
Interest income	1		–
Interest expenses, related parties	(8,936)		–

Total expense, net	(8,844)		–

(LOSS) INCOME BEFORE INCOME TAXES	(442,982)		8,700

Income tax expense	–		–

NET (LOSS) INCOME	(442,982)		8,700

Other comprehensive income (loss):
– Foreign currency adjustment gain (loss)	74		(10)

COMPREHENSIVE (LOSS) INCOME	$(442,908)		$8,690

Net (loss) income per share
– Basic	$(0.01)	$	#0.00
– Diluted	$(0.01)	$	#0.00

Weighted average common shares outstanding
– Basic	750,652,157		511,309,161
– Diluted	750,652,157		511,309,161

# less than $0.001

See accompanying notes to consolidated financial statements.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2022	2021

Cash flows from operating activities:
Net (loss) income	$(442,982)	$8,700

Change in operating assets and liabilities:
Accounts receivable	(4,026)	(1,592)
Prepayments and other receivables	(4,419)	–
Accrued liabilities and other payables	279,362	1,783
Net cash (used in) provided by operating activities	(172,065)	8,891

Cash flows from financing activities:
Advance from a director	478	63,887
Proceeds from note payable, related party	133,557	–
Proceeds from promissory notes, related parties	77,052	–
Net cash provided by financing activities	211,087	63,887

Foreign currency translation adjustment	(394)	(10)

Net change in cash and cash equivalents	38,628	72,768

BEGINNING OF YEAR	72,768	–

END OF YEAR	$111,396	$72,768

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to consolidated financial statements.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series A preferred stock		Series B Preferred stock		Common stock
	No. of		No. of		No. of
	shares	Amount	shares	Amount	shares	Amount

Balance as of April 1, 2020	–	$–	100,000	$100	–	$–

Shares issued for acquisition of legal acquirer	3,920,001	7,840	–	–	511,309,161	511,309
Recapitalization of legal acquirer	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–
Net loss for the year	–	–	–	–	–	–

Balance as of March 31, 2021	3,920,001	$7,840	100,000	$100	511,309,161	$511,309

Balance as of April 1, 2021	3,920,001	$7,840	100,000	$100	511,309,161	$511,309

Conversion of preferred stock	(800,000)	(1,600)	–	–	320,000,000	320,000
Fractional shares from reverse split	–	–	–	–	852	1
Foreign currency translation adjustment	–	–	–	–	–	–
Net loss for the year	–	–	–	–	–	–

Balance as of March 31, 2022	3,120,001	$6,240	100,000	$100	831,310,013	$831,310

		Accumulated		Total
	Additional	other		stockholders’
	Paid-in	comprehensive	Accumulated	(deficit)
	capital	(loss) income	losses	equity
Balance as of April 1, 2020	$–	$–	$(100)	$–

Shares issued for acquisition of legal acquirer	16,837,980	–	(17,357,129)	–
Recapitalization of legal acquirer	(16,837,980)	–	16,837,980	–
Foreign currency translation adjustment	–	(10)	–	(10)
Net loss for the year	–	–	8,700	8,700

Balance as of March 31, 2021	$–	$(10)	$(510,549)	$8,690

Balance as of April 1, 2021	$–	$(10)	$(510,549)	$8,690

Conversion of preferred stock	–	–	(318,400)	–
Fractional shares from reverse split	–	–	(1)	–
Foreign currency translation adjustment	–	74	–	74
Net loss for the year	–		(442,982)	(442,982)

Balance as of March 31, 2022	$–	$64	$(1,271,932)	(434,218)

See accompanying notes to consolidated financial statements.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

DH Enchantment, Inc. (formerly Energy Management International, Inc.) (the “Company”) was incorporated in the State of Nevada on July 9, 2004 under the name Amerivestors, Inc. On March 3, 2009, the Company changed its name to Gust Engineering & Speed Productions, Inc. and on February 1, 2011, the Company changed its name to Energy Management International, Inc. On August 11, 2021, the Company changed its name to DH Enchantment, Inc.

Currently, the Company through its subsidiaries, mainly engages with the sale and distribution of COVID-19 rapid antigen tester set. This business was commenced its operation in Hong Kong since October 2020.

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

After the amendment, holders of the Series A Convertible Preferred Stock will not be: (i) entitled to receive dividends or other distributions; (ii) vote on matters submitted to a vote of the stockholders; and (iii) able to convert the Series A Convertible Preferred Stock into common stock or any other securities of the corporation.

On August 16, 2021, the Company effected a 5 for 1 reverse split of its issued and outstanding shares of common stock. Except for shares authorized, all references to number of shares and per share information have been retroactively adjusted to reflect such split.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/ paid up share capital	Effective interest held

DH Investment Group Limited (“DHIG”)	British Virgin Islands	Investment holding	100 ordinary shares at par value of US$1	100%

Ho Shun Yi Limited (“HSYL”)	Hong Kong	Sale and distribution of COVID-19 rapid antigen tester set	10,000 ordinary shares for HK$10,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

●   Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●   Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

●   Basis of consolidation

The consolidated financial statements include the accounts of ENMI and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●   Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●   Revenue recognition

ASC 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers.

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

The Company derives its revenue from the sale of the rapid tester kits. The Company sells its products directly to healthcare providers, retailers and individual consumers through its retail channels. The Company considers customer order confirmations to be a contract with the customer. Customer confirmations are executed at the time an order is placed. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For each contract, the Company considers the promise to transfer products to be the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The Company’s revenues for the years ended March 31, 2022 and 2021 are recognized at a point in time.

●   Cost of revenue

Cost of revenue consists primarily of the cost of goods sold, which are directly attributable to the sales of products.

●   Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

●   Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended March 31, 2022 and 2021.

●   Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintain its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC 830-30, Translation of Financial Statement, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Translation of amounts from HKD into US$ has been made at the following exchange rates for the years ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Year-end HKD:US$ exchange rate	0.1276	0.1286
Annualized average HKD:US$ exchange rate	0.1285	0.1289

●   Comprehensive income

ASC Topic 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●   Net loss per share

The Company calculates net loss per share in accordance with ASC 260, Earnings per Share. Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●   Stock based compensation

Pursuant to ASU 2018-07, the Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of March 31, 2022, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense in the operation.

●  Segment reporting

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the consolidated financial statements.

●   Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service are provided.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, prepayments and other receivables, accrued liabilities and other payables, accrued marketing expense, amount due to a director, note payable and promissory notes, approximate their fair values because of the short maturity of these instruments.

●   Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments — Credit Losses (Topic 326). The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) — Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables — Nonrefundable Fees and Other Costs, which clarifies that, for each reporting period, an entity should reevaluate whether a callable debt security is within the scope of ASC 310-20-35-33. For public business entities, ASU 2020-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. For all other entities, ASU 2020-08 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which makes minor technical corrections and clarifications to the ASC. The amendments in Sections B and C of the ASU are effective for annual periods beginning after December 15, 2020, for public business entities. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3. GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the year ended March 31, 2022, the Company incurred a net loss of $442,982 and suffered from a working capital deficit of $357,634 as of March 31, 2022. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

4. ACCRUED MARKETING EXPENSE

On January 3, 2022, the Company entered into marketing consulting agreements with two consultants for expanding sale channels and developing marketing strategies, analyzing and evaluating consumer data services for a term of six months. The Company agreed to grant the consultants an aggregate 19,684,019 shares of the Company’s common stock, which will be issued upon the completion of the agreements. The fair value of 19,684,019 shares was $452,732, which was measured based on the stock price of $0.023 per share on January 3, 2022 and is being amortized over the service terms. During the year ended March 31, 2022, the Company charged $226,366 to operations as marketing expense.

5. AMOUNTS DUE TO RELATED PARTIES

As of March 31, 2022, the amount due to a related party represented temporary advances made by the Company’s director, Ms. LO Kin Yi Sally, which was unsecured, interest-free with no fixed terms of repayment. Imputed interest on this amount is considered insignificant.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. NOTE PAYABLE, RELATED PARTY

In August 2021, the Company entered into a loan agreement (the “Agreement”) with Daily Success Development Limited, the Company’s shareholder. Pursuant to the Agreement, the shareholder loaned the Company a principal amount of $133,557, which bears interest at an annual rate of 5% and has no fixed terms of repayment.

7. PROMISSORY NOTES, RELATED PARTIES

In May 2021, the Company entered into promissory notes (the “Notes”) with Daily Success Development Limited and Miss Sally Kin Yi LO, the Company’s shareholder and director. Pursuant to the Notes, the noteholders loaned the Company an aggregate principal amount of $76,946, which bear interest at an annual rate of 5% and become payable upon maturity on May 3, 2022 and May 4, 2022. Subsequently, these promissory notes were extended to another twelve (12) months, due May 3, 2023 and May 4, 2023.

8. STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized shares

As of March 31, 2022 and 2021, the Company’s authorized shares were 50,000,000 shares of preferred stock, with a par value of $0.002.

As of March 31, 2022 and 2021, the Company’s authorized shares were 4,400,000,000 shares of common stock, with a par value of $0.001.

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

As of March 31, 2022 and March 31, 2021, the Company had 3,120,001 and 3,920,001 shares of Series A preferred stock issued and outstanding.

As of March 31, 2022 and March 31, 2021, the Company had 100,000 shares of Series B preferred stock issued and outstanding.

As of March 31, 2022 and March 31, 2021, the Company had 831,310,013 and 511,309,161 shares of common stock issued and outstanding.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9. NET (LOSS) INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the year. The following table sets forth the computation of basic and diluted net loss per share for the years ended March 31, 2022 and 2021:

	Years ended March 31,
	2022	2021

Net (loss) income attributable to common shareholders	$(442,982)		$8,700

Weighted average common shares outstanding
–Basic	750,652,157		511,309,161
–Diluted	750,652,157		511,309,161

Net (loss) income per share
–Basic	$(0.01)	$	#0.00
–Diluted	$(0.01)	$	#0.00

# less than $0.001

For the year ended March 31, 2022, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

10. INCOME TAX

The provision for income taxes consisted of the following:

Years ended March 31,
	2021	2020
Current tax	$–	$–
Deferred tax	–	–
Income tax expense	$–	$–

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in Hong Kong that is subject to taxes in the jurisdictions in which they operate, as follows:

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

For the years ended March 31, 2022 and 2021, there were no operating income.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

BVI

DHIG is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

The Company’s tax provision is zero for the years ended March 31, 2022 and 2021.

Hong Kong

HSYL operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended March 31, 2022 and 2021 is as follows:

	Years ended March 31,
	2022	2021

(Loss) income before income taxes	$(442,982)	$8,700
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(73,092)	1,435
Tax effect of non-deductible items	56,176	213
Tax effect of tax holiday	–	(1,648)
Net operating loss	16,916	–
Income tax expense	$–	$–

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2022 and 2021:

	As of March 31,
	2022	2021

Deferred tax assets:	–	–
Net operating loss carryforwards – foreign tax regime	$16,916	$–
Less: valuation allowance	(16,916)	–
Deferred tax assets, net	$–	$–

As of March 31, 2022, the operations in Hong Kong incurred $102,522 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiry under Hong Kong tax regime. The Company has provided for a full valuation allowance against the deferred tax assets of $16,916 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11. PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended March 31, 2022 and 2021, $2,504 and $387 contributions were made accordingly.

12. RELATED PARTY TRANSACTIONS

During the year ended March 31, 2022, the Company accrued interest expense of $4,391 in connection with note payable of $133,557 from its shareholder, which bears interest at a rate of 5% per annum and has no fixed terms of repayment.

During the year ended March 31, 2022, the Company accrued interest expense of $3,502 in connection with promissory notes of $76,584 from its shareholder, Daily Success Development Ltd and its director, Sally Kin Yi LO, which bear interest at a rate of 5% per annum and become payable at maturity on May 3, 2022 and May 4, 2022. Subsequently, these promissory notes were extended to another twelve (12) months, due May 3, 2023 and May 4, 2023.

During the years ended March 31, 2022 and 2021, the Company has been provided with free office space by its shareholder. The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

13. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the year ended March 31, 2022, one customer exceeding 10% of the Company’s revenue. This customer accounted for 18% of the Company’s revenue amounting to $97,515 with $5,618 accounts receivable at March 31, 2022.

For the year ended March 31, 2021, one customer exceeding 10% of the Company’s revenue. This customer accounted for 82% of the Company’s revenue amounting to $172,879 with $1,592 accounts receivable at March 31, 2021.

All of the Company’s customers are located in Hong Kong.

(b)       Major vendors

For the year ended March 31, 2022, one vender represented more than 10% of the Company’s operating cost. This vendor accounted for 92% of the Company’s operating cost amounting to $439,343 with no accounts payable at March 31, 2022.

For the year ended March 31, 2021, one vender represented more than 10% of the Company’s operating cost. This vendor accounted for 100% of the Company’s operating cost amounting to $165,956 with $1,397 of accounts payable at March 31, 2021.

The Company’s vendor is located in Hong Kong.

DH ENCHANTMENT, INC.

(Formerly Energy Management International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

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

(e)       Risk from COVID-19 pandemic

The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in Hong Kong in a limited period during 2020. Due to the nature of the Company’s business, the impact of the closure on the operational capabilities was not significant. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and mutation of the virus and the actions to contain its impact, that are beyond the Company’s control. There is no guarantee that the Company’s revenues will grow or remain at a similar level in the foreseeable period.

14. COMMITMENTS AND CONTINGENCIES

As of March 31, 2022, the Company has no material commitments or contingencies.

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2022, up through the date the Company issued the audited consolidated financial statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were not effective as of March 31, 2022.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2022, as a result of the following material weaknesses:

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information.

None.

 ITEM 9C. DISCLOSURE REARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information about our directors and our executive officers.

Name	Age	Position

Sally Kin Yi LO	52	Chief Executive Officer and Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Sally Kin Yi Lo, age 52, has served as our Chief Executive Officer, Chief Financial Officer, Secretary and Director since May 14, 2021. Ms. Lo has deep experience in the commercial real estate and textile management industries. She has served as a general manager of Ho Shun Yi Limited, an antigen testing company since 2020. From 1996 to 2015, she owned, operated and managed Golden Hill Properties Co. Ms. Lo received her post graduate diploma in Management Studies from The Robert Gordon University and her higher diploma in Textile and Clothing Studies from Hong Kong Polytechnic University. Ms. Lo brings to the Board her deep experience in commercial real estate and textiles.

Family Relationships.

Ms. Lo is our sole director and officer. Accordingly, there is no family relationship between any director, executive officer or person nominated to become a director or executive officer.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

•	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this report, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. We hope to attract a director who qualifies as an “audit committee financial expert” as our business operations mature.

Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.

There have not been any material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors since December 31, 2020.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer principal accounting officer or controller in light of our Company’s current stage of development. We expect to adopt a code of ethics in the near future.

ITEM 11.  Executive Compensation.

Compensation Philosophy and Objectives

Our executive compensation philosophy is to create a long-term direct relationship between pay and our performance. Our executive compensation program is designed to provide a balanced total compensation package over the executive’s career with us. The compensation program objectives are to attract, motivate and retain the qualified executives that help ensure our future success, to provide incentives for increasing our profits by awarding executives when corporate goals are achieved and to align the interests of executives and long-term stockholders. The compensation package of our named executive officers consists of two main elements:

1.	base salary for our executives that is competitive relative to the market, and that reflects individual performance, retention and other relevant considerations; and

2.	discretionary bonus awards payable in cash and tied to the satisfaction of corporate objectives.

Process for Setting Executive Compensation

Until such time as we establish a Compensation Committee, our Board is responsible for developing and overseeing the implementation of our philosophy with respect to the compensation of executives and for monitoring the implementation and results of the compensation philosophy to ensure compensation remains competitive, creates proper incentives to enhance stockholder value and rewards superior performance. We expect to annually review and approve for each named executive officer, and particularly with regard to the Chief Executive Officer, all components of the executive’s compensation. We process and factors (including individual and corporate performance measures and actual performance versus such measures) used by the Chief Executive Officer to recommend such awards. Additionally, we expect to review and approve the base salary, equity-incentive awards (if any) and any other special or supplemental benefits of the named executive officers.

The Chief Executive Officer periodically provides the Board with an evaluation of each named executive officer’s performance, based on the individual performance goals and objectives developed by the Chief Executive Officer at the beginning of the year, as well as other factors. The Board provides an evaluation for the Chief Executive Officer. These evaluations serve as the bases for bonus recommendations and changes in the compensation arrangements of our named executives.

Our Compensation Peer Group

We currently engage in informal market analysis in evaluating our executive compensation arrangements. As the Company and its businesses mature, we may retain compensation consultants that will assist us in developing a formal benchmark and selecting a compensation peer group of companies similar to us in size or business for the purpose of comparing executive compensation levels.

Program Components

Our executive compensation program consists of the following elements:

Base Salary

Our base salary structure is designed to encourage internal growth, attract and retain new talent, and reward strong leadership that will sustain our growth and profitability. The base salary for each named executive officer reflects our past and current operating profits, the named executive officer’s individual contribution to our success throughout his career, internal pay equity and informal market data regarding comparable positions within similarly situated companies. In determining and setting base salary, the Board considers all of these factors, though it does not assign specific weights to any factor. The Board generally reviews the base salary for each named executive officer on an annual basis. For each of our named executive officers, we review base salary data internally obtained by the Company for comparable executive positions in similarly situated companies to ensure that the base salary rate for each executive is competitive relative to the market.

Discretionary Bonus

The objectives of our bonus awards are to encourage and reward our employees, including the named executive officers, who contribute to and participate in our success by their ability, industry, leadership, loyalty or exceptional service and to recruit additional executives who will contribute to that success.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended March 31, 2022 and 2021 to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on March 31, 2022, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on March 31, 2022.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Sally Kin Yi LO,	2022	$0	–	–	–	–	–	–	$0
CEO, CFO, Secretary and Director(2)	2021	$0	–	–	–	–	–	–	$0

________________________

(1)   Ms. Lo joined us as our Chief Executive Officer, Chief Financial Officer, Secretary and Director on May 14, 2021.

Narrative disclosure to Summary Compensation

Ms. Lo receives no compensation in her capacity as the sole executive officer and director of the Company. As our business develops, we hope to enter into an employment arrangement with Ms. Lo in the future.

Equity Awards

There are no options, warrants or convertible securities outstanding. At no time during the last fiscal year with respect to any of our executive officers was there:

•	any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;
•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any option or equity grant;
•	any non-equity incentive plan award made to a named executive officer;
•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Compensation of Directors

None of our directors received any compensation for their service as a director for the year ended March 31, 2022.

Compensation Risk Management

Our Board of directors and human resources staff conducted an assessment of potential risks that may arise from our compensation programs. Based on this assessment, we concluded that our policies and practices do not encourage excessive and unnecessary risk taking that would be reasonably likely to have material adverse effect on the Company. The assessment included our cash incentive programs, which awards non-executives with cash bonuses for punctuality. Our compensation programs are substantially identical among business units, corporate functions and global locations (with modifications to comply with local regulations as appropriate). The risk-mitigating factors considered in this assessment included:

•	the alignment of pay philosophy, peer group companies and compensation amounts relative to local competitive practices to support our business objectives; and

•	effective balance of cash, short- and long-term performance periods, caps on performance-based award schedules and financial metrics with individual factors and Board and management discretion.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee and, for the year ended March 31, 2022, the compensation, if any, of our executive officers was recommended by our Chief Executive Officer and Chairman and such recommendations were approved by our board of directors. During the fiscal year ended March 31, 2022, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended March 31, 2022. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Sally Kin Yi LO

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of DH Enchantment, Inc.’s common stock, as of June 21, 2022, for: (i) each of our named executive officers; (ii) each of our directors; (iii) all of our current executive officers and directors as a group; and (iv) each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of DH Enchantment, Inc.’s outstanding shares of common stock.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table will have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o DH Enchantment, Inc., Unit A, 13/F, Gee Luen Factory Building, 316-318 Kwun Tong Road, Kowloon, Hong Kong.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)
Sally Kin Yi LO (2)	252,000,000	30.31%

All executive officers and directors as a Group (1 person)	252,000,000	30.31%

5% or Greater Stockholders:
Daily Success Development Limited (3)	468,000,000	56.30%

(1)	Applicable percentage ownership is based on 831,310,013 shares of common stock outstanding as of June 21, 2022, together with securities exercisable or convertible into shares of common stock within 60 days of June 21, 2022. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of June 21, 2022, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	In addition to the common stock owned, Sally Kin Yi LO also owns 945,000 shares of Series A Preferred Stock, par value $0.001, constituting approximately 30.29% of the issued and outstanding shares of Series A Preferred Stock, and 35,000 shares of Series B Preferred Stock, par value $0.001, constituting 35% of the issued and outstanding shares of Series B Preferred Stock.

(3)	In addition to the common stock owned, Daily Success Development Limited also owns 1,755,000 shares of Series A Preferred Stock, par value $0.001, constituting approximately 56.25% of the issued and outstanding Series A Preferred Stock and 65,000 shares of Series B Preferred Stock, par value $0.001, constituting 65% of the issued and outstanding shares of Series B Preferred Stock. Daily Success Development Limited is beneficially owned by Shing Lee.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of each transaction or series of similar transactions since the beginning of the fiscal years ended March 31, 2022 and 2021, to which it was or is a party and that: (i) the amount involved exceeded or exceeds $120,000 or is greater than 1% of our total assets; and (ii) any of our directors or executive officers, any holder of 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

As of March 31, 2022, the amount due to a related party represented temporary advances made by the Company’s director, Sally Kin Yi LO, which was unsecured, interest-free with no fixed terms of repayment.

During the year ended March 31, 2022, the Company accrued interest expense of $4,391 in connection with note payable of $133,557 from its shareholder, Daily Success Development Ltd, which bears interest at a rate of 5% per annum and has no fixed terms of repayment.

During the year ended March 31, 2022, the Company accrued interest expense of $3,502 in connection with promissory notes of $76,584 from its shareholder, Daily Success Development Ltd and its director, Sally Kin Yi LO, which bear interest at a rate of 5% per annum and become payable at maturity on May 3, 2022 and May 4, 2022. Subsequently, these promissory notes were extended to another twelve (12) months, due May 3, 2023 and May 4, 2023.

During the years ended March 31, 2022 and 2021, the Company has been provided with free office space by its shareholder. The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statements.

Director Independence

Though not a NASDAQ listed company, we intend to adhere to the corporate governance standards adopted by NASDAQ. NASDAQ rules require our Board to make an affirmative determination as to the independence of each director. Consistent with these rules, our Board conducted its annual review of director independence. During the review, our Board considered relationships and transactions since incorporation between each director or any member of her immediate family, on the one hand, and us and our subsidiaries and affiliates, on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Based on this review, our Board determined that none of the current members of our Board are independent directors under the criteria established by NASDAQ and by our Board.

Our board of directors has a chairman, Sally Kin Yi LO, who has authority, among other things, to call and preside over board meetings, to set meeting agendas and to determine materials to be distributed to the board of directors. Accordingly, the chairman has substantial ability to shape the work of the board of directors.

ITEM 14.   Principal AccountING Fees And Services.

J&S Associate (“J&S”) audited our financial statements for the fiscal years ended March 31, 2022 and 2021.

All audit work was performed by the full time employees of J&S for the above mentioned fiscal years. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by J&S, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	March 31, 2022	March 31, 2021

Audit fees	$30,000	$25,000
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$30,000	$25,000

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Designations of preferences and rights of Series B Convertible Preferred Stock (1)
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (2)
4.2	Description of Securities (3)
10.1	Share Exchange Agreement dated July 26, 2021, by and among Energy Management International, Inc., DH Investment Group Limited, a British Virgin Island corporation, Sally Lo and Daily Success Development Ltd. (1)
21	Subsidiaries (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Custodianship Records (1)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

_________

*	Filed herewith

(1)	Incorporated by reference to the Exhibits of the Registration Statement on Form 10 filed with the United States Securities and Exchange Commission on August 4, 2021.
(2)	Incorporated by reference to the Exhibits of the Amendment No. 6 to the Registration Statement on Form 10 filed with the United States Securities and Exchange Commission on June 27, 2022.
(3)	Incorporated by reference to Item 11 of the Amendment No. 6 to the Registration Statement on Form 10 filed with the United States Securities and Exchange Commission on June 27, 2022.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DH Enchantment, Inc.
(Registrant)

Dated: June 29, 2022	/s/ Sally Kin Yi Lo
Sally Kin Yi Lo
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer)

