Form 10-Q
period 2022-06-30
DH ENCHANTMENT, INC.
filed 2022-08-15
CIK 1300781

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            To

Commission File Number 000-56322

DH ENCHANTMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-1415044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit A, 13/F, Gee Luen Factory Building 5 316-318 Kwun Tong Road Kowloon, Hong Kong
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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of August 15, 2022, was 831,310,013.

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2022.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DH ENCHANTMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2022	March 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current asset:
Cash and cash equivalents	$115,091	$111,396
Account receivable	–	5,618
Prepayments and other receivables	4,419	4,419

Total current assets	119,510	121,433

TOTAL ASSETS	$119,510	$121,433

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$90,005	$54,779
Accrued marketing fee	452,732	226,366
Amount due to a director	65,891	64,365
Note payable, related party	133,557	133,557
Promissory notes, related parties	76,584	–

Total current liabilities	818,769	479,067

Long-term liabilities
Promissory notes, related parties	–	76,584
Total long-term liabilities	–	76,584

TOTAL LIABILITIES	818,769	555,651

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Convertible preferred stock; 50,000,000 shares authorized, and 35,000,000 undesignated as of June 30, 2022 and March 31, 2022	–	–
Series A preferred stock, $0.002 par value; 5,000,000 shares designated; 3,120,001 shares issued and outstanding as of June 30, 2022 and March 31, 2022, respectively	6,240	6,240
Series B preferred stock, $0.001 par value; 10,000,000 shares designated; 100,000 shares issued and outstanding as of June 30, 2022 and March 31, 2022, respectively	100	100
Common stock, $0.001 par value; 4,400,000,000 shares authorized; 831,310,013 shares issued and outstanding as of June 30, 2022 and March 31, 2022, respectively	831,310	831,310
Accumulated other comprehensive income	6	64
Accumulated deficit	(1,536,915)	(1,271,932)

Stockholders’ deficit	(699,259)	(434,218)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$119,510	$121,433

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,
	2022	2021
Revenue, net	$1,746	$99,812

Cost of revenue	(1,229)	(88,229)

Gross profit	517	11,583

Operating expenses:
Sales and marketing	(226,366)	–
General and administrative expenses	(214)	(38,348)
Professional fee	(49,942)	(63,322)
Total operating expenses	(276,522)	(101,670)

LOSS FROM OPERATIONS	(276,005)	(90,087)

Other income (expense):
Sundry income	12,597	–
Interest expenses, related parties	(1,575)	(621)

Total other income (expense)	11,022	(621)

LOSS BEFORE INCOME TAXES	(264,983)	(90,708)

Income tax expense	–	–

NET LOSS	(264,983)	(90,708)

Other comprehensive income:
– Foreign currency translation (loss) gain	(58)	7

COMPREHENSIVE LOSS	$(265,041)	$(90,701)

Net loss per share – Basic and Diluted	$(0.00)#	$(0.00)#

Weighted average common shares outstanding
– Basic	831,310,013	511,309,161
– Diluted	831,310,013	511,309,161

# less than $0.001

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

	Three months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(264,983)	$(90,708)
Changes in operating assets and liabilities:
Accounts receivable	5,618	–
Prepayments and other receivables	–	(2,090)
Accrued liabilities and other payables	261,592	54,469
Net cash provided by (used in) operating activities	2,227	(38,329)

Cash flows from financing activities:
Advance from a director	1,526	3,825
Proceeds from promissory notes, related parties	–	77,266
Net cash provided by financing activities	1,526	81,091

Foreign currency translation adjustment	(58)	7

Net change in cash and cash equivalents	3,695	42,769

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	111,396	72,768

CASH AND CASH EQUIVALENTS, END OF PERIOD	$115,091	$115,537

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended June 30, 2021 and 2022
	Series A Preferred stock		Series B Preferred stock		Common stock		Accumulated other comprehensive		Total stockholders’
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	(loss) income	Accumulated losses	(deficit) equity

Balance as of April 1, 2021	3,920,001	$7,840	100,000	$100	511,309,161	$511,309	$(10)	$(510,549)	$8,690

Foreign currency translation adjustment	–	–	–	–	–	–	7	–	7
Net loss for the period	–	–	–	–	–	–	–	(90,708)	(90,708)

Balance as of June 30, 2021	3,920,001	$7,840	100,000	$100	511,309,161	$511,309	$(3)	$(601,257)	$(82,011)

Balance as of April 1, 2022 (audited)	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$64	$(1,271,932)	$(434,218)

Foreign currency translation adjustment	–	–	–	–	–	–	(58)	–	(58)
Net loss for the period	–	–	–	–	–	–	–	(264,983)	(264,983)

Balance as of June 30, 2022	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$6	$(1,536,915)	$(699,259)

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.           DESCRIPTION OF BUSINESS AND ORGANIZATION

DH Enchantment, Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004 under the name Amerivestors, Inc. On March 3, 2009, the Company changed its name to Gust Engineering & Speed Productions, Inc. and on February 1, 2011, the Company changed its name to Energy Management International, Inc. On August 11, 2021, we changed our name to DH Enchantment, Inc., our current name.

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

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying unaudited condensed consolidated financial statements and notes.

•	Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

DH ENCHANTMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Use of estimates and assumptions

In preparing these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•	Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of ENMI and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

For each contract, the Company considers the promise to transfer products to be the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The Company’s revenues for the three months ended June 30, 2022 and 2021 are recognized at a point in time.

DH ENCHANTMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Cost of revenue

Cost of revenue consists primarily of the cost of goods sold, which are directly attributable to the sales of products.

•	Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the unaudited condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the unaudited condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended June 30, 2022 and 2021.

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the unaudited condensed consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintain its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

DH ENCHANTMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Translation of amounts from HKD into US$ has been made at the following exchange rates for the three months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Period-end HKD:US$ exchange rate	0.1274	0.1288
Average HKD:US$ exchange rate	0.1274	0.1288

•	Comprehensive income

ASC Topic 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying unaudited condensed consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

Pursuant to ASU 2018-07, the Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of June 30, 2022, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense in the operation.

•	Related parties

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

DH ENCHANTMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The unaudited condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s unaudited condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

DH ENCHANTMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

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

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company has assessed and concluded that the impact of recently issued standards that became effective for the period did not have a material impact on its financial position or results of operations upon adoption.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and believe that the future adoption of any such pronouncements is not expected to cause a material impact on its financial condition or the results of its operations.

3.           GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

DH ENCHANTMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the three months ended June 30, 2022, the Company incurred a net loss of $264,983 and suffered a working capital deficit of $699,259 as of June 30, 2022. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

4.           ACCRUED MARKETING FEE

On January 3, 2022, the Company entered into marketing consulting agreements with two consultants for expanding sale channels and developing marketing strategies, analyzing and evaluating consumer data services for a term of six months. The Company agreed to grant the consultants an aggregate 19,684,019 shares of the Company’s common stock, which will be issued upon the completion of the agreements. The fair value of 19,684,019 shares was $452,732, which was measured based on the stock price of $0.023 per share on January 3, 2022 and is being amortized over the service terms. The shares were issued pursuant to S-8 registration statement. During the three months ended June 30, 2022 and 2021, the Company charged $226,366 and $0 to operations as marketing expenses respectively.

5.           AMOUNTS DUE TO A DIRECTOR

As of June 30, 2022, the amount due to a director represented temporary advances made by the Company’s director, Ms LO Kin Yi Sally, which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

6.          NOTE PAYABLE, RELATED PARTY

The Company had a loan agreement (the “Agreement”) with Daily Success Development Limited, the Company’s shareholder. Pursuant to the Agreement, the shareholder loaned the Company a principal amount of $133,557, which bears interest at an annual rate of 5% and is repayable on demand.

7.           PROMISSORY NOTES, RELATED PARTY

The Company had promissory notes ( the “Notes”) with Daily Success Development Limited and Miss Sally Kin Yi LO, the Company’s shareholder and director. Pursuant to the Notes, the noteholders loaned the Company an aggregate principal amount of $76,584, which bear interest at an annual rate of 5% and become payable upon maturity on May 3, 2023 and May 4, 2023.

DH ENCHANTMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8.           STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized shares

As of June 30, 2022 and March 31, 2022, the Company’s authorized shares were 50,000,000 shares of preferred stock, with a par value of $0.002, of which 35,000,000 shares of preferred stock remains undesignated.

As of June 30, 2022 and March 31, 2022, the Company’s authorized shares were 4,400,000,000 shares of common stock, with a par value of $0.001.

Issued and outstanding shares

As of June 30, 2022 and March 31, 2022, the Company had 3,120,001 shares of Series A preferred stock issued and outstanding.

As of June 30, 2022 and March 31, 2022, the Company had 100,000 shares of Series B preferred stock issued and outstanding.

As of June 30, 2022 and March 31, 2022, the Company had 831,310,013 shares of common stock issued and outstanding.

9.           INCOME TAX

The provision for income taxes consisted of the following:

Three months ended June 30,
	2022	2021

Current tax	$–	$–
Deferred tax	–	–

Income tax expense	$–	$–

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in Hong Kong and is subject to taxes in the jurisdictions in which they operate, as follows:

DH ENCHANTMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

United States of America

ENMI is registered in the State of Nevada and is subject to the tax laws of United States of America. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented. At June 30, 2022, the Company has U.S. federal operating loss carryforwards of $2,708.

For the three months ended June 30, 2022 and 2021, there was no operating income.

BVI

DHIG is considered to be an exempted British Virgin Islands company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

The Company’s tax provision is $0 for the three months ended June 30, 2022 and 2021.

Hong Kong

HSYL operates in Hong Kong and is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,
	2022	2021

Loss before income taxes	$(19,322)	$(90,708)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(3,188)	(14,067)
Tax effect of non-deductible items	157	102
Net operating loss	3,031	14,865
Income tax expense	$–	$–

As of June 30, 2022, the operations in Hong Kong incurred $105,553 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiry under Hong Kong tax regime. The Company has provided for a full valuation allowance against the deferred tax assets of $17,416 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2022 and March 31, 2022:

	June 30, 2022	March 31, 2022

Deferred tax assets:
Net operating loss carryforwards
- United States	$568	$–
- Hong Kong	17,416	14,865
	17,894	14,865
Less: valuation allowance	(17,984)	(14,865)
Deferred tax assets, net	$–	$–

DH ENCHANTMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10.         RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2022, the Company accrued interest expense of $622 in connection with note payable of $133,557 from its shareholder, which bears interest at a rate of 5% per annum and has no fixed terms of repayment.

During the three months ended June 30, 2022, the Company accrued interest expense of $953 in connection with promissory notes of $76,584 from its shareholder and director, which bear interest at a rate of 5% per annum and become payable at maturity on May 3, 2023 and May 4, 2023.

During the three months ended June 30, 2021, the Company accrued interest expense of $621 in connection with promissory notes of $77,266 from its shareholder and director, which bear interest at a rate of 5% per annum and become payable at maturity on May 3, 2023 and May 4, 2023.

Also, the Company was provided an office space by its director at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its unaudited condensed consolidated financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the three months presented.

11.         CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended June 30, 2022, two customers contributed in excess of 10% of the Company’s revenue. These customers accounted for revenue totaling $1,549, representing 57% of the Company’s revenue with no accounts receivable at June 30, 2022.

For the three months ended June 30, 2021, three customers contributed in excess of 10% of the Company’s revenue. These customers accounted for revenue totaling $85,149, representing 86% of the Company’s revenue with $2,561 accounts receivable at June 30, 2021.

All of the Company’s customers are located in Hong Kong.

(b)       Major vendors

For the three months ended June 30, 2022, two vendors represented more than 10% of the Company’s cost of revenue. These vendors accounted for 100% of the Company’s cost of revenue amounting to $1,229, with $3,778 accounts payable at June 30, 2022.

For the three months ended June 30, 2021, one vendor represented more than 10% of the Company’s cost of revenue. This vendor accounted for 100% of the Company’s cost of revenue amounting to $88,229, with $5,602 of accounts payable at June 30, 2021.

DH ENCHANTMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company’s vendors are located in Hong Kong.

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

12.         COMMITMENTS AND CONTINGENCIES

As of June 30, 2022, the Company has no material commitments or contingencies.

13.         SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022, up through the date the Company issued the unaudited condensed consolidated financial statements.

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

Our investors will hold common stock of DH Enchantment, Inc., the Nevada holding company that has no operations of its own, and not in HSY, the Hong Kong operating company. This holding company structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary. Holding indirect equity interests in HSY, our Hong Kong subsidiary, is not as effective as holding a direct ownership interest as DH Enchantment, Inc. will be dependent upon contributions from our subsidiaries to finance the cash flow needs of DH Enchantment, Inc. DH Enchantment, Inc.’s ability to obtain contributions from its subsidiaries are significantly affected by regulations promulgated by Hong Kong authorities. Any limitation on the ability of our subsidiaries to transfer cash or assets to us could have a material adverse effect on our ability to conduct business. As a result, any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations that adversely affects our ability to transfer cash or assets may adversely affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors- Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of DH Enchantment, Inc.’s common stock.” and more generally, “Risk Factors – Risk Relating to Doing Business in Hong Kong.” set forth in the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2022 (the “Annual Report”).

DH Enchantment, Inc. and HSY, our Hong Kong subsidiary, are not required to obtain permission from Hong Kong or Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. In making this determination, we relied on the opinion of Ravenscroft & Schmierer, which is attached as Exhibit 5 to Amendment No. 6 to the Registration Statement on Form 10 filed with the SEC on June 27, 2022. DH Enchantment, Inc. and HSY are not subject to permission requirements from any other governmental agencies to approve HSY’s operations. HSY has received all requisite permissions to operate its business. The business of HSY until now is not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) HSY’s products and services are offered not directly to individual users but through institutional customers; (ii) HSY does not possess a large amount of personal information in its business operations. In addition, we believe that HSY is not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on HSY’s daily business operation, our ability to accept foreign investments and the ability of DH Enchantment, Inc. to list its securities on an U.S. or other foreign exchange. However, in light of the recent statements and regulatory actions by the PRC and Hong Kong government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard. For example, if DH Enchantment, Inc. or HSY inadvertently concludes that such approvals are not required, or if applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or if the PRC government disallows our holding company structure, these actions would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on HSY’s current business, accept foreign investments, and offer or continue to offer securities of DH Enchantment, Inc. to its investors. These adverse actions would likely cause the value of DH Enchantment, Inc.’s common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of DH Enchantment, Inc.’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of its securities to significantly decline or become worthless. For a detailed description of the risks facing the Company and HSY’s operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong.” set forth in the Annual Report.

There are prominent legal and operational risks associated with our operations being based in Hong Kong which could result in a material change in our operations and the value of DH Enchantment, Inc.’s securities. We are subject to risks arising from the legal system in China where there are risks and uncertainties regarding the enforcement of laws including where the Chinese government can change the rules and regulations in China and Hong Kong, including the enforcement and interpretation thereof, at any time with little to no advance notice and can intervene at any time with little to no advance notice. By way of example, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. While these regulatory actions and statements currently do not impact our business or our ability to accept foreign investments or list our securities on a U.S. or foreign exchange, the Chinese government can change its rules and regulations and the enforcement and interpretation thereof with little to no advance notice. Such changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the Data Security Law, may target the Company's corporate structure and negatively impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. These risks may significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors — Risks Relating to Doing Business in Hong Kong.” set forth in the Annual Report.

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act (HFCAA) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act and the Accelerating the Holding Foreign Companies Account Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three- year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register DH Enchantment, Inc.’s registration with the SEC and delist its securities from applicable trading market within the US.”  set forth in the Annual Report.

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong and China as summarized below and in “Risk Factors — Risks Factors Relating to Doing Business in Hong Kong.” set forth in the Annual Report.

•	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business.
•	DH Enchantment, Inc. is a holding company and will rely on dividends paid by its subsidiaries for its cash needs. Any limitation on the ability of its subsidiaries to make payments to DH Enchantment, Inc. could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy stock of DH Enchantment, Inc. if you expect dividends.
•	There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of DH Enchantment, Inc.’s common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” and “Transfers of Cash to and from our Subsidiaries.” set forth in the Annual Report.
•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to DH Enchantment, Inc.’s operating subsidiary in Hong Kong.
•	Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.
•	We are subject to the risks arising from the legal system in China. The Chinese government can change the rules and regulations in China and Hong Kong, including the enforcement and interpretation thereof, at any time with little to no advance notice and can intervene at any time with little to no advance notice. HSY is currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if the subsidiaries of DH Enchantment, Inc. or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or HSY was denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of DH Enchantment, Inc. common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence HSY’s operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of DH Enchantment, Inc.’s securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer DH Enchantment, Inc. securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.” set forth in the Annual Report.

•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.
•	HSY may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. HSY may be liable for improper use or appropriation of personal information provided by our customers.
•	Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.
•	PRC regulation of loans to, and direct investments in, Hong Kong entities by offshore holding companies may delay or prevent us from using proceeds from this offering and/or future financing activities to make loans or additional capital contributions to our Hong Kong operating subsidiary.
•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiary to distribute profits to us or may otherwise materially and adversely affect us.
•	The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act (HFCAA) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register DH Enchantment, Inc.’s registration with the SEC and delist its securities from applicable trading market within the US.” set forth in the Annual Report.
•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock.
•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.
•	DH Enchantment, Inc. is organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries.
•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in Hong Kong.
•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of PRC subsidiary, and dividends payable by a PRC subsidiary to offshore subsidiaries may not qualify to enjoy certain treaty benefits.

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

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this prospectus, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong.” set forth in the Annual Report.

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

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this prospectus, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong.” set forth in the Annual Report.

We are at a development stage company and reported a net loss of $264,983 and a net loss of $90,708 for the three months ended June 30, 2022 and 2021, respectively. We had current assets of $119,510 and current liabilities of $818,769 as of June 30, 2022. As of March 31, 2022, we had current assets of $121,433 and current liabilities of $479,067. We have prepared our unaudited condensed financial statements for the three months ended June 30, 2022 and 2021 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

Results of Operations.

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended June 30, 2022 and 2021:

	For the Three Months Ended
	June 30,
	2022	2021
Revenue	$3,263	$99,812
Cost of Revenue	(2,746)	(88,229)
Total Operating Expenses	(276,522)	(101,670)
Other Income (Expenses), net	11,022	(621)
Net Loss	$(264,983)	$(90,708)

Revenues

The Company generates revenues of $3,263 and $99,812 for the three months ended June 30, 2022 and 2021, respectively.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2022 and 2021 was $2,746 and $88,229, respectively.

Sales and marketing expenses

We incurred sales and marketing expenses of $226,366 and $0 for the three months ended June 30, 2022 and 2021, respectively. During the year ended March 31, 2022, we engaged with two consultants for expanding sale channels and developing marketing strategies, analyzing and evaluating consumer data services for a term of six months, with a compensation of 19,684,019 shares to be issued upon the completion of the service contracts. The fair value of these shares was $452,732, based on the current market price at the effective date of the agreement and is being amortized over the service period.

General and Administrative Expenses (“G&A”)

G&A for the three months ended June 30, 2022 and 2021, were $50,156 and $101,670, respectively. Operating expenses for the three months ended June 30, 2022 and 2021 consisted primarily of G&A of $214   and $38,348 and professional fee of $49,942 and $63,322, respectively.

Other Income (Expenses)

Other income (expenses) for the three months ended June 30, 2022 and 2021, were $11,022 and ($621), respectively. Other income for the three months ended June 30, 2022 consisted primarily of other income of $12,597, net off by an interest expenses of $1,575. Other expenses for the three months ended June 30, 2021 consisted primarily of interest expenses of $621.

Net Loss

As a result of the above factors, the Company incurred a net loss of $264,983 and $90,708 for the three months ended June 30, 2022 and 2021, respectively.

Foreign Currency Translation (Loss) Gain

The Company had $58 in foreign currency translation loss during the three months ended June 30, 2022 as compared to $7 in foreign currency translation gain during the three months ended June 30, 2021, reflecting a change of $65. Such increase in foreign currency translation loss was primarily caused by the currency exchange rate fluctuation.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the three months ended June 30, 2022 and 2021.

	For the Three Months Ended
	June 30,
	2022	2021
Net cash provided by (used in) operating activities	$2,227	$(38,329)
Net cash used in investing activities	–	–
Net cash provided by financing activities	1,526	81,091
Net increase in cash and cash equivalents	$3,695	$42,769

Net cash provided by operating activities was $2,227 for the three months ended June 30, 2022, compared to the net cash used in operating activities of $38,329 for the three months ended June 30, 2021. The decrease of $40,556 or 106% of net cash used in operating activities was primarily due to the decreased prepayments and other receivable and increased accrual and other payables during the three months ended June 30, 2022., offset by the increase in net loss. For the three months ended June 30, 2021, net cash used in operating activities consisted primarily of a net loss of $90,708, an increase in prepayments and other receivable of $2,090 and offset by decrease in accrual and other payables of $54,469.

Net cash provided by financing activities was $1,526 and $81,091 for the three months ended June 30, 2022 and 2021, respectively, representing a decrease of $79,565 or 98%. The decrease in net cash provided by financing activities was primarily due to decrease in advance from a director, and cash proceeds from issuing promissory notes in the three months ended June 30, 2022. For the three months ended June 30, 2021, net cash provided by financing activities consisted primarily of a cash proceeds from issuing promissory notes of $77,266 and advance from a director of $3,825.

Working Capital:

As of June 30, 2022 and March 31, 2022, we had cash and cash equivalent of $115,091 and $111,396, respectively. As of June 30, 2022 and March 31, 2021, we have incurred accumulated operating losses of $1,536,915 and $1,271,932, respectively. As of June 30, 2022 and March 31, 2022, we had working capital deficit of $699,259 and $357,634, respectively.

Going Concern

We require additional funding to meet the Company’s ongoing obligations and to fund anticipated operating losses. Our ability to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Off-balance Sheet Arrangements

As of June 30, 2022, there were no off-balance sheet arrangements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DH Enchantment, Inc.
(Registrant)

Dated: August 15, 2022	/s/ Sally Kin Yi Lo
Sally Kin Yi Lo
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer)

