Form 10-Q
period 2022-09-30
DH ENCHANTMENT, INC.
filed 2022-11-14
CIK 1300781

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            To

Commission File Number 000-56322

DH ENCHANTMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-1415044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit A, 13/F, Gee Luen Factory Building 5 316-318 Kwun Tong Road Kowloon, Hong Kong	00000
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of November 2, 2022, was 831,310,013.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DH ENCHANTMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2022	March 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$41,461	$111,396
Account receivable	48	5,618
Prepayments and other receivables	4,419	4,419

Total current assets	45,928	121,433

TOTAL ASSETS	$45,928	$121,433

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$9,921	$54,779
Accrued marketing fee	452,732	226,366
Amount due to a director	74,661	64,365
Note payable, related party	133,557	133,557
Promissory notes, related parties	84,071	–

Total current liabilities	754,942	479,067

Long-term liabilities
Promissory notes, related parties	–	76,584
Total long-term liabilities	–	76,584

TOTAL LIABILITIES	754,942	555,651

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Convertible preferred stock; 50,000,000 shares authorized, and 35,000,000 undesignated as of September 30, 2022 and March 31, 2022	–	–
Series A preferred stock, $0.002 par value; 5,000,000 shares designated; 3,120,001 shares issued and outstanding as of September 30, 2022 and March 31, 2022, respectively	6,240	6,240
Series B preferred stock, $0.001 par value; 10,000,000 shares designated; 100,000 shares issued and outstanding as of September 30, 2022 and March 31, 2022, respectively	100	100
Common stock, $0.001 par value; 4,400,000,000 shares authorized; 831,310,013 shares issued and outstanding as of September 30, 2022 and March 31, 2022, respectively	831,310	831,310
Accumulated other comprehensive (loss) / income	(1,706)	64
Accumulated deficit	(1,544,958)	(1,271,932)

Stockholders’ deficit	(709,014)	(434,218)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$45,928	$121,433

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021

Revenue, net	$4,835	$46,073	$6,581	$145,885

Cost of revenue	(1,006)	(34,495)	(2,235)	(122,724)

Gross profit	3,829	11,578	4,346	23,161

Operating expenses:
Sales and marketing expenses	–	–	(226,366)	–
General and administrative expenses	(3,884)	(42,035)	(4,098)	(80,383)
Professional fee	(5,324)	(137,566)	(55,266)	(200,888)
Total operating expenses	(9,208)	(179,601)	(285,730)	(281,271)

LOSS FROM OPERATIONS	(5,379)	(168,023)	(281,384)	(258,110)

Other income (expense)
Foreign exchange gain	–	45	–	45
Sundry income	70	–	12,667	–
Interest expenses, related parties	(2,734)	(2,015)	(4,309)	(2,636)
Total other (expense) income	(2,664)	(1,970)	8,358	(2,591)

LOSS BEFORE INCOME TAXES	(8,043)	(169,993)	(273,026)	(260,701)

Income tax expense	–	–	–	–

NET LOSS	(8,043)	(169,993)	(273,026)	(260,701)

Other comprehensive (loss) income:
– Foreign currency adjustment (loss)/income	(1,712)	254	(1,770)	261

COMPREHENSIVE LOSS	$(9,755)	$(169,739)	$(274,796)	$(260,440)

Net loss per share – Basic and Diluted#	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
– Basic	831,310,013	831,310,013	831,310,013	831,310,013
– Diluted	831,310,013	831,310,013	831,310,013	831,310,013

#	less than $0.001

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

	Six months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(273,026)	$(260,701)
Changes in operating assets and liabilities:
Accounts receivable	5,570	–
Prepayments and other receivables	–	197
Accrued liabilities and other payables	181,508	50,167
Net cash used in operating activities	(85,948)	(210,337)

Cash flows from financing activities:
Advance from a director	10,296	2,213
Advance from a shareholder	–	133,557
Repayment to promissory notes, related parties	(49,678)	–
Proceeds from promissory notes, related parties	57,321	77,052
Net cash provided by financing activities	17,939	212,822

Foreign currency translation adjustment	(1,926)	261

Net change in cash and cash equivalents	(69,935)	2,746

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	111,396	72,768

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,461	$75,514

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three and Six Months ended September 30, 2021 and 2022
	Series A Preferred stock		Series B Preferred stock		Common stock		Accumulated other comprehensive		Total stockholders’
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	(loss) income	Accumulated losses	(deficit) equity

Balance as of April 1, 2021	3,920,001	$7,840	100,000	$100	511,309,161	$511,309	$(10)	$(510,549)	$8,690

Foreign currency translation adjustment	–	–	–	–	–	–	7	–	7
Net loss for the period	–	–	–	–	–	–	–	(90,708)	(90,708)

Balance as of June 30, 2021	3,920,001	7,840	100,000	100	511,309,161	511,309	(3)	(601,257)	(82,011)

Conversion of preferred stock	(800,000)	(1,600)	–	–	320,000,000	320,000	–	(318,400)	–
Fractional shares from reverse split	–	–	–	–	852	1	–	(1)	–
Foreign currency translation adjustment	–	–	–	–	–	–	254	–	254
Net loss for the period	–	–	–	–	–	–	–	(169,993)	(169,993)

Balance as of September 30, 2021	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$251	$(1,089,651)	$(251,750)

Balance as of April 1, 2022 (audited)	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$64	$(1,271,932)	$(434,218)

Foreign currency translation adjustment	–	–	–	–	–	–	(58)	–	(58)
Net loss for the period	–	–	–	–	–	–	–	(264,983)	(264,983)

Balance as of June 30, 2022	3,120,001	6,240	100,000	100	831,310,013	831,310	$6	(1,536,915)	(699,259)

Foreign currency translation adjustment	–	–	–	–	–	–	(1,712)	–	(1,712)
Net loss for the period	–	–	–	–	–	–	–	(8,043)	(8,043)

Balance as of September 30, 2022	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$(1,706)	$(1,544,958)	$(709,014)

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

For each contract, the Company considers the promise to transfer products to be the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The Company’s revenues for the six months ended September 30, 2022 and 2021 are recognized at a point in time.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended September 30, 2022 and 2021.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the six months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Period-end HKD:US$ exchange rate	0.1274	0.1284
Average HKD:US$ exchange rate	0.1274	0.1287

•	Comprehensive income

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

Pursuant to ASU 2018-07, the Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of September 30, 2022, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense in the operation.

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

For the six months ended September 30, 2022, the Company incurred a net loss of $273,026 and suffered a working capital deficit of $709,014 as of September 30, 2022. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

4.           ACCRUED MARKETING FEE

On January 3, 2022, the Company entered into marketing consulting agreements with two consultants for expanding sale channels and developing marketing strategies, analyzing and evaluating consumer data services for a term of six months. The Company agreed to grant the consultants an aggregate 19,684,019 shares of the Company’s common stock, which will be issued upon the completion of the agreements. The fair value of 19,684,019 shares was $452,732, which was measured based on the stock price of $0.023 per share on January 3, 2022 and is being amortized over the service terms. The shares were issued pursuant to S-8 registration statement. During the six months ended September 30, 2022 and 2021, the Company charged $226,366 and $0 to operations as marketing expenses respectively.

5.           AMOUNTS DUE TO A DIRECTOR

As of September 30, 2022, the amount due to a director represented temporary advances made by the Company’s director, Ms LO Kin Yi Sally, which was unsecured, interest-free and repayable on demand.  Imputed interest on this amount is considered insignificant.

6.          NOTE PAYABLE, RELATED PARTY

The Company had a loan agreement (the “Agreement”) with Daily Success Development Limited, the Company’s shareholder. Pursuant to the Agreement, the shareholder loaned the Company a principal amount of $133,557, which bears interest at an annual rate of 5% and is repayable on demand.

7.           PROMISSORY NOTES, RELATED PARTIES

The Company had promissory notes (the “Notes”) with Daily Success Development Limited and Miss Sally Kin Yi LO, the Company’s shareholder and director. Pursuant to the Notes, the noteholders loaned the Company an aggregate principal amount of $84,071, which bear interest at an annual rate of 5% and become payable upon maturity on May 3, 2023 and August 23, 2023.

8.           STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized shares

As of September 30, 2022 and March 31, 2022, the Company’s authorized shares were 50,000,000 shares of preferred stock, with a par value of $0.002, of which 35,000,000 shares of preferred stock remains undesignated.

As of September 30, 2022 and March 31, 2022, the Company’s authorized shares were 4,400,000,000 shares of common stock, with a par value of $0.001.

Issued and outstanding shares

As of September 30, 2022 and March 31, 2022, the Company had 3,120,001 shares of Series A preferred stock issued and outstanding.

As of September 30, 2022 and March 31, 2022, the Company had 100,000 shares of Series B preferred stock issued and outstanding.

As of September 30, 2022 and March 31, 2022, the Company had 831,310,013 shares of common stock issued and outstanding.

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

United States of America

ENMI is registered in the State of Nevada and is subject to the tax laws of United States of America. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented. At September 30, 2022, the Company has U.S. federal operating loss carryforwards of $584,876. The Company has provided for a full valuation allowance against the deferred tax assets of $122,824 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

For the six months ended September 30, 2022 and 2021, there was no operating income.

BVI

DHIG is considered to be an exempted British Virgin Islands company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

The Company’s tax provision is $0 for the six months ended September 30, 2022 and 2021.

Hong Kong

HSYL operates in Hong Kong and is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended September 30, 2022 and 2021 is as follows:

	Six months ended September 30,
	2022	2021

Loss before income taxes	$(16,737)	$(203,799)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(2,762)	(33,627)
Tax effect of non-deductible items	339	–
Net operating loss	2,423	33,627
Income tax expense	$–	$–

As of September 30, 2022, the operations in Hong Kong incurred $117,205 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiry under Hong Kong tax regime. The Company has provided for a full valuation allowance against the deferred tax assets of $19,339 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2022 and March 31, 2022:

	September 30, 2022	March 31, 2022

Deferred tax assets:
Net operating loss carryforwards
- United States	$122,824	$69,550
- Hong Kong	19,339	16,916
Total	142,647	86,466
Less: valuation allowance	(142,647)	(86,466)
Deferred tax assets, net	$–	$–

10.         RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2022, the Company accrued interest expense of $2,305 in connection with note payable of $133,557 from its shareholder, which bears interest at a rate of 5% per annum and has no fixed terms of repayment.

During the six months ended September 30, 2022, the Company accrued interest expense of $2,004 in connection with promissory notes of $84,071 from its shareholder and director, which bear interest at a rate of 5% per annum and become payable at maturity on May 3, 2023 and August 23, 2023.

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

For the three months ended September 30, 2022, three customers contributed in excess of 10% of the Company’s revenue. These customers accounted for revenue totaling $3,479, representing 89% of the Company’s revenue with $no accounts receivable at September 30, 2022.

For the three months ended September 30, 2021, two customers contributed in excess of 10% of the Company’s revenue. These customers accounted for revenue totaling $23,483, representing 51% of the Company’s revenue with $1,395 accounts receivable at September 30, 2021.

For the six months ended September 30, 2022, two customers contributed in excess of 10% of the Company’s revenue. These customers accounted for revenue totaling $4,241, representing 64% of the Company’s revenue with no accounts receivable at September 30, 2022.

For the six months ended September 30, 2021, three customers contributed in excess of 10% of the Company’s revenue. These customers accounted for revenue totaling $107,021, representing 74% of the Company’s revenue with $1,395 accounts receivable at September 30, 2021.

All of the Company’s customers are located in Hong Kong.

(b)	Major vendors

For the three months ended September 30, 2022, one vendor represented more than 10% of the Company’s cost of revenue. These vendors accounted for 100% of the Company’s cost of revenue amounting to $1,006, with $no accounts payable at September 30, 2022.

For the three months ended September 30, 2021, one vendor represented more than 10% of the Company’s cost of revenue. This vendor accounted for 100% of the Company’s cost of revenue amounting to $34,495, with $3,783 of accounts payable at September 30, 2021.

For the six months ended September 30, 2022, two vendors represented more than 10% of the Company’s cost of revenue. These vendors accounted for 100% of the Company’s cost of revenue amounting to $2,235, with $no accounts payable at September 30, 2022.

For the six months ended September 30, 2021, one vendor represented more than 10% of the Company’s cost of revenue. This vendor accounted for 100% of the Company’s cost of revenue amounting to $122,724, with $3,783 of accounts payable at September 30, 2021.

The Company’s vendors are all located in Hong Kong.

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

12.         COMMITMENTS AND CONTINGENCIES

As of September 30, 2022, the Company has no material commitments or contingencies.

13.         SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2022, up through the date the Company issued the unaudited condensed consolidated financial statements.

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

We are at a development stage company and reported a net loss of $273,026 and $260,701 for the six months ended September 30, 2022 and 2021, respectively. We had current assets of $45,928 and current liabilities of $754,942 as of September 30, 2022. As of March 31, 2022, we had current assets of $121,433 and current liabilities of $479,067. We have prepared our unaudited condensed financial statements for the six months ended September 30, 2022 and 2021 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

Results of Operations.

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended
	September 30,
	2022	2021
Revenue	$4,835	$46,073
Cost of Revenue	(1,006)	(34,495)
General and administrative expenses	(9,208)	(179,601)
Other Income (Expenses), net	(2,664)	(1,970)
Net Loss	$(8,043)	$(169,993)

Revenues

The Company generates revenues of $4,835 and $46,073 for the three months ended September 30, 2022 and 2021, respectively.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2022 and 2021 was $1,006 and $34,495, respectively.

General and Administrative Expenses (“G&A”)

G&A for the three months ended September 30, 2022 and 2021, were $9,208 and $179,601, respectively. Operating expenses for the three months ended September 30, 2022 and 2021 consisted primarily of G&A of $3,884 and $42,035 and professional fee of $5,324 and $137,566, respectively.

Other Expenses

Other expenses for the three months ended September 30, 2022 and 2021, were $2,664 and $1,970, respectively. Other expenses for the three months ended September 30, 2022 consisted primarily of other income of $70, net off by an interest expense of $2,734. Other expenses for the three months ended September 30, 2021 consisted primarily of other income of $45, net off by an interest expense of $2,015.

Net Loss

As a result of the above factors, the Company incurred a net loss of $8,043 and $169,993 for the three months ended September 30, 2022 and 2021, respectively.

Foreign Currency Translation (Loss) Gain

The Company had $1,712 in foreign currency translation loss during the three months ended September 30, 2022 as compared to $254 in foreign currency translation gain during the three months ended September 30, 2021, reflecting a change of $1,966. Such increase in foreign currency translation loss was primarily caused by the currency exchange rate fluctuation.

Six Months Ended September 30, 2022 Compared to the Six Months Ended September 30, 2021

The following table sets forth selected financial information from our statements of comprehensive loss for the six months ended September 30, 2022 and 2021:

	For the Six Months Ended
	September 30,
	2022	2021
Revenue	$6,581	$145,885
Cost of Revenue	(2,235)	(122,724)
Sales and marketing expenses	(226,366)	–
General and administrative expenses	(59,364)	(281,271)
Other Income (Expenses), net	8,358	(2,591)
Net Loss	$(273,026)	$(260,701)

Revenues

The Company generates revenues of $6,581 and $145,885 for the six months ended September 30, 2022 and 2021, respectively.

Cost of Revenues

Cost of revenues for the six months ended September 30, 2022 and 2021 was $2,235 and $122,724, respectively.

Sales and marketing expenses

We incurred sales and marketing expenses of $226,366 and $0 for the six months ended 30, 2022 and 2021, respectively. During the year ended March 31, 2022, we engaged with two consultants for expanding sale channels and developing marketing strategies, analyzing and evaluating consumer data services for a term of six months, with a compensation of 19,684,019 shares to be issued upon the completion of the service contracts. The fair value of these shares was $452,732, based on the current market price at the effective date of the agreement and is being amortized over the service period.

General and Administrative Expenses (“G&A”)

G&A for the six months ended September 30, 2022 and 2021, were $59,364 and $281,271, respectively. Operating expenses for the six months ended September 30, 2022 and 2021 consisted primarily of G&A of $4,098 and $80,383 and professional fee of $55,266 and $200,888, respectively.

Other Income (Expenses)

Other income (expenses) for the six months ended September 30, 2022 and 2021, were $8,358 and $(2,591), respectively. Other income for the six months ended September 30, 2022 consisted primarily of other income of $12,667, net off by an interest expense of $4,309. Other expenses for the six months ended September 30, 2021 consisted primarily of other income of $45, net off by an interest expense of $2,636.

Net Loss

As a result of the above factors, the Company incurred a net loss of $273,026 and $260,701 for the six months ended September 30, 2022 and 2021, respectively.

Foreign Currency Translation (Loss) Gain

The Company had $1,770 in foreign currency translation loss during the six months ended September 30, 2022 as compared to $261 in foreign currency translation gain during the six months ended September 30, 2021, reflecting a change of $2,031. Such increase in foreign currency translation loss was primarily caused by the currency exchange rate fluctuation.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the six months ended September 30, 2022 and 2021.

	For the Six Months Ended
	September 30,
	2022	2021
Net cash used in operating activities	$(85,948)	$(210,337)
Net cash provided by investing activities	$–	$–
Net cash provided by financing activities	$17,939	$212,822
Net (decrease) increase in cash and cash equivalents	$(69,935)	$2,746

Net cash used in operating activities was $85,948 for the six months ended September 30, 2022, compared to the net cash used in operating activities of $210,337 for the six months ended September 30, 2021. The decrease of $124,389 or 59% of net cash used in operating activities was primarily due to the decreased in accounts receivable and increased in accrual and other payables during the six months ended September 30, 2022., offset by the increase in net loss.

For the six months ended September 30, 2022, net cash used in operating activities consisted primarily of a net loss of $273,026, offset by an decrease in prepayments and other receivable of $5,570 and increase in accrual and other payables of $181,508.

For the six months ended September 30, 2021, net cash used in operating activities consisted primarily of a net loss of $260,701, offset by an decrease in prepayments and other receivable of $197 and increase in accrual and other payables of $50,167.

Net cash provided by financing activities was $17,939 and $212,822 for the six months ended September 30, 2022 and 2021, respectively, representing a decrease of $194,883 or 92%. The decrease in net cash provided by financing activities was primarily due to decrease in advance from a shareholder, cash proceeds from issuing promissory notes and repayment of promissory notes in the six months ended September 30, 2022.

For the six months ended September 30, 2022, net cash provided by financing activities consisted primarily of a cash proceeds from issuing promissory notes of $57,321 and advance from a director of $10,296, offset by a repayment of promissory note of 49,678.

For the six months ended September 30, 2021, net cash provided by financing activities consisted primarily of a cash proceeds from issuing promissory notes of $77,052, advance from a director of $2,213 and advance from a shareholder of $133,557.

Working Capital:

As of September 30, 2022 and March 31, 2022, we had cash and cash equivalent of $41,461 and $111,396, respectively. As of September 30, 2022 and March 31, 2022, we have incurred accumulated operating losses of $1,544,958 and $1,271,932, respectively. As of September 30, 2022 and March 31, 2022, we had working capital deficit of $709,014 and $357,634, respectively.

Going Concern

We require additional funding to meet the Company’s ongoing obligations and to fund anticipated operating losses. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, and our ability to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing and professional and administrative expenses as well as expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund the business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

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

Off-balance Sheet Arrangements

As of September 30, 2022, there were no off-balance sheet arrangements.

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

An evaluation is conducted annually under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. In the meantime, management has engaged external consultants to minimize risk and ascertain compliance.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DH Enchantment, Inc.
(Registrant)

Dated: November 14, 2022	/s/ Sally Kin Yi Lo
Sally Kin Yi Lo
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer)

