Form 10-Q
period 2022-12-31
DH ENCHANTMENT, INC.
filed 2023-02-14
CIK 1300781

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of February 14, 2023, was 831,310,013.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DH ENCHANTMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2022	March 31, 2022
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$35,951	$111,396
Account receivable	81	5,618
Prepayments and other receivables	–	4,419

Total current assets	36,032	121,433

TOTAL ASSETS	$36,032	$121,433

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$279,510	$54,779
Accrued marketing fee	226,366	226,366
Amount due to a director	78,862	64,365
Note payable, related party	133,557	133,557
Promissory notes, related parties	84,645	–

Total current liabilities	802,940	479,067

Long-term liabilities
Promissory notes, related parties	–	76,584
Total long-term liabilities	–	76,584

TOTAL LIABILITIES	802,940	555,651

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Convertible preferred stock, 50,000,000 shares authorized and 35,000,000 undesignated as of December 31, 2022 and March 31, 2022	–	–
Series A preferred stock, $0.002 par value; 5,000,000 shares designated; 3,120,001 shares issued and outstanding as of December 31, 2022 and March 31, 2022, respectively	6,240	6,240
Series B preferred stock, $0.001 par value; 10,000,000 shares designated; 100,000 shares issued and outstanding as of December 31, 2022 and March 31, 2022, respectively	100	100
Common stock, $0.001 par value; 4,400,000,000 shares authorized; 831,310,013 shares issued and outstanding as of December 31, 2022 and March 31, 2022, respectively	831,310	831,310
Accumulated other comprehensive (loss) income	(2,567)	64
Accumulated deficit	(1,601,991)	(1,271,932)

Stockholders’ deficit	(766,908)	(434,218)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$36,032	$121,433

See accompanying notes to condensed consolidated financial statements.

DH ENCHANTMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021

Revenue, net	$7,325	$30,777	$13,906	$176,662

Cost of revenue	(6,114)	(9,860)	(8,349)	(170,797)

Gross profit	1,211	20,917	5,557	5,865

Operating expenses:
Sales and marketing expenses	–	–	(226,366)	–
General and administrative expenses	(13,043)	(801)	(17,141)	(42,971)
Professional fee	(38,721)	(15,219)	(93,987)	(216,107)
Total operating expenses	(51,764)	(16,020)	(337,494)	(259,078)

(LOSS) INCOME FROM OPERATIONS	(50,553)	4,897	(331,937)	(253,213)

Other income (expense)
Foreign exchange gain	–	46	–	91
Interest income	1	1	1	1
Sundry income	(3,735)	–	8,932	–
Interest expenses, related parties	(2,746)	(961)	(7,055)	(3,597)

Total (expense) income, net	(6,480)	(914)	1,878	(3,505)

(LOSS) INCOME BEFORE INCOME TAXES	(57,033)	3,983	(330,059)	(256,718)

Income tax expense	–	–	–	–

NET (LOSS) INCOME	(57,033)	3,983	(330,059)	(256,718)

Other comprehensive (loss) income:
– Foreign currency adjustment (loss) gain	(861)	(11)	(2,631)	250

COMPREHENSIVE (LOSS) INCOME	$(57,894)	$3,972	$(332,690)	$(256,468)

Net (loss) income per share #
– Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
– Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average common shares outstanding
– Basic	831,310,013	831,310,013	831,310,013	725,418,679
– Diluted	831,310,013	831,310,013	831,310,013	725,418,679

#	less than $0.001

See accompanying notes to condensed consolidated financial statements.

DH ENCHANTMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine Months ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(330,059)	$(256,718)

Change in operating assets and liabilities:
Accounts receivable	5,537	812
Prepayments and other receivables	4,419	–
Accrued liabilities and other payables	224,731	15,056
Net cash used in operating activities	(95,372)	(240,850)

Cash flows from financing activities:
Advance from (repayment to) a director	14,497	(3,084)
Advance from a shareholder	–	133,557
Repayment to promissory notes, related party	(49,753)	–
Proceeds from promissory notes, related parties	57,407	77,052
Net cash provided by financing activities	22,151	207,525

Foreign currency translation adjustment	(2,224)	144

Net change in cash and cash equivalents	(75,445)	(33,181)

BEGINNING OF PERIOD	111,396	72,768

END OF PERIOD	$35,951	$39,587

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

DH ENCHANTMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Series A preferred stock		Series B Preferred stock		Common stock		Accumulated other comprehensive		Total stockholders’
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	(loss) income	Accumulated losses	(deficit) equity

Balance as of April 1, 2021	3,920,001	$7,840	100,000	$100	511,309,161	$511,309	$(10)	$(510,549)	$8,690

Foreign currency translation adjustment	–	–	–	–	–	–	7	–	7
Net loss for the period	–	–	–	–	–	–	–	(90,708)	(90,708)

Balance as of June 30, 2021	3,920,001	$7,840	100,000	100	511,309,161	511,309	$(3)	(601,257)	(82,011)

Conversion of preferred stock	(800,000)	(1,600))	–	–	320,000,000	320,000	–	(318,400)	–
Fractional shares from reverse split	–	–	–	–	852	1	–	(1)	–
Foreign currency translation adjustment	–	–	–	–	–	–	254	–	254
Net loss for the period	–	–	–	–	–	–	–	(169,993)	(169,993)

Balance as of September 30, 2021	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$251	$(1,089,651)	$(251,750)

Foreign currency translation adjustment	–	–	–	–	–	–	(11)	–	(11)
Net income for the period	–	–	–	–	–	–	–	3,983	3,983

Balance as of December 31, 2021	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$240	$(1,085,668)	$(247,778)

Balance as of April 1, 2022	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$64	$(1,271,932)	$(434,218)

Foreign currency translation adjustment	–	–	–	–	–	–	(58)	–	(58)
Net loss for the period	–	–	–	–	–	–	–	(264,983)	(264,983)

Balance as of June 30, 2022	3,120,001	6,240	100,000	100	831,310,013	831,310	6	(1,536,915)	(699,259)

Foreign currency translation adjustment	–	–	–	–	–	–	(1,712)	–	(1,712)
Net loss for the period	–	–	–	–	–	–	–	(8,043)	(8,043)

Balance as of September 30, 2022	3,120,001	6,240	100,000	100	831,310,013	831,310	(1,706)	(1,544,958)	(709,014)

Foreign currency translation adjustment	–	–	–	–	–	–	(861)	–	(861)
Net loss for the period	–	–	–	–	–	–	–	(57,033)	(57,033)

Balance as of December 31, 2022	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$(2,567)	$(1,601,991)	$(766,908)

See accompanying notes to condensed consolidated financial statements.

DH ENCHANTMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

1.       DESCRIPTION OF BUSINESS AND ORGANIZATION

DH Enchantment, Inc. (the “Company” or “ENMI”) was incorporated in the State of Nevada on July 9, 2004 under the name AmeriVestors, Inc. On March 3, 2009, the Company changed its name to Gust Engineering & Speed Productions, Inc. and on February 1, 2011, the Company changed its name to Energy Management International, Inc. On August 11, 2021, we changed our name to DH Enchantment, Inc., our current name.

Currently, the Company through its subsidiaries, mainly the sells and distributes COVID-19 rapid antigen tester set.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/ paid up share capital	Effective interest held

DH Investment Group Limited (“DHIG”)	British Virgin Islands	Investment holding	100 ordinary shares at par value of US$1	100%

Ho Shun Yi Limited (“HSY”)	Hong Kong	Sale and distribution of COVID-19 rapid antigen tester set	10,000 ordinary shares for HK$10,000	100%

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

For each contract, the Company considers the promise to transfer products to be the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The Company’s revenues for the three and nine months ended December 31, 2022 and 2021 are recognized at a point in time.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the nine months ended December 31, 2022 and 2021.

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintain its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the nine months ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Period-end HKD:US$ exchange rate	0.1282	0.1282
Period average HKD:US$ exchange rate	0.1276	0.1286

•	Comprehensive income

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

Pursuant to ASU 2018-07, the Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of December 31, 2022, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense in the operation.

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

For the nine months ended December 31, 2022, the Company incurred a net loss of $330,059 and suffered from a working capital deficit of $766,908 as of December 31, 2022. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

4.       ACCRUED MARKETING FEE

On January 3, 2022, the Company entered into marketing consulting agreements with two consultants for expanding sale channels and developing marketing strategies, analyzing and evaluating consumer data services for a term of six months. The Company agreed to grant the consultants an aggregate 19,684,019 shares of the Company’s common stock, which will be issued upon the completion of the agreements. The fair value of 19,684,019 shares was $452,732, which was measured based on the stock price of $0.023 per share on January 3, 2022 and is being amortized over the service terms. The shares were issued pursuant to S-8 registration statement. During the nine months ended December 31, 2022 and 2021, the Company charged $226,366 and $0 to operations as marketing expenses.

5.       AMOUNTS DUE TO A DIRECTOR

As of December 31, 2022, the amount due to a director represented temporary advances made by the Company’s director, Ms LO Kin Yi Sally, which was unsecured, interest-free and repayable on demand. Imputed interest on this amount is considered insignificant.

6.	NOTE PAYABLE, RELATED PARTY

The Company had a loan agreement (the “Agreement”) with Daily Success Development Limited, the Company’s shareholder. Pursuant to the Agreement, the shareholder loaned the Company a principal amount of $133,557, which bears interest at an annual rate of 5% and repayable on demand.

7.	PROMISSORY NOTES, RELATED PARTIES

The Company had promissory notes ( the “Notes”) with Miss Sally Kin Yi LO, the Company’s director. Pursuant to the Notes, the noteholder loaned the Company an aggregate principal amount of $84,645, which bear interest at an annual rate of 5% and become payable upon maturity on May 4, 2023 and August 23, 2023 for amounts of $26,933 and $57,712, respectively.

8.       STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized shares

As of December 31, 2022 and March 31, 2022, the Company’s authorized shares were 50,000,000 shares of preferred stock, with a par value of $0.002.

As of December 31, 2022 and March 31, 2022, the Company’s authorized shares were 4,400,000,000 shares of common stock, with a par value of $0.001.

Issued and outstanding shares

As of December 31, 2022 and March 31, 2022, the Company had 3,120,001 shares of Series A preferred stock issued and outstanding.

As of December 31, 2022 and March 31, 2022, the Company had 100,000 shares of Series B preferred stock issued and outstanding.

As of December 31, 2022 and March 31, 2022, the Company had 831,310,013 shares of common stock issued and outstanding.

9.	INCOME TAX

The provision for income taxes consisted of the following:

Nine months ended December 31,
	2022	2021
Current tax	$–	$–
Deferred tax	–	–

Income tax expense	$–	$–

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates as below. The Company, however, mainly operates in Hong Kong.

United States of America

DH Enchantment, Inc. is registered in the State of Nevada and is subject to the tax laws of United States of America. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented. At December 31, 2022, the Company has U.S. federal operating loss carryforwards of $624,244.

For the nine months ended December 31, 2022 and 2021, there were no operating income.

BVI

DHIG is considered to be an exempted British Virgin Islands company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

The Company’s tax provision is $0 for the nine months ended December 31, 2022 and 2021.

Hong Kong

HSY operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended December 31, 2022 and 2021 is as follows:

	Nine months ended December 31,
	2022	2021
Loss before income taxes	$(32,138)	$(191,397)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(5,303)	(31,581)
Tax effect of non-deductible items	514	–
Net operating loss	4,789	31,581
Income tax expense	$–	$–

As of December 31, 2022, the operations in Hong Kong incurred $131,541 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiry under Hong Kong tax regime. The Company has provided for a full valuation allowance against the deferred tax assets of $21,704 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2022 and March 31, 2022:

	December 31, 2022	March 31, 2022
Deferred tax assets:
Net operating loss carryforwards
- United States	$131,091	$69,550
- Hong Kong	21,704	16,916
Total	152,795	86,466
Less: valuation allowance	(152,795)	(86,466)
Deferred tax assets, net	$–	$–

10.       RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2022, the Company accrued interest expense of $3,988 in connection with note payable of $133,557 from its shareholder, which bears interest at a rate of 5% per annum and repayable on demand.

During the nine months ended December 31, 2022, the Company accrued interest expense of $3,067 in connection with promissory notes of $84,645 from its shareholder and director, which bear interest at a rate of 5% per annum and become payable at maturity on May 4, 2023 and August 23, 2023 for amounts of $26,933 and $57,712, respectively.

Also, the Company was provided with an office space by its director at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its unaudited condensed consolidated financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

11.       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended December 31, 2022, three customers exceeding 10% of the Company’s revenue. These customers accounted for 72% of the Company’s revenue amounting to $5,256 with no accounts receivable at December 31, 2022.

For the three months ended December 31, 2021, three customers exceeding 10% of the Company’s revenue. These customers accounted for 55% of the Company’s revenue amounting to $17,078 with $780 accounts receivable at December 31, 2021.

For the nine months ended December 31, 2022, four customers exceeding 10% of the Company’s revenue. These customers accounted for 65% of the Company’s revenue amounting to $9,086 with no accounts receivable at December 31, 2022.

For the nine months ended December 31, 2021, three customers exceeding 10% of the Company’s revenue. These customers accounted for 67% of the Company’s revenue amounting to $118,557 with $780 accounts receivable at December 31, 2021.

All of the Company’s customers are located in Hong Kong.

(b)       Major vendors

For the three months ended December 31, 2022, one vender represented more than 10% of the Company’s operating cost. These vendors accounted for 100% of the Company’s operating cost amounting to $6,111 with no accounts payable at December 31, 2022.

For the three months ended December 31, 2021, one vender represented more than 10% of the Company’s operating cost. This vendor accounted for 100% of the Company’s operating cost amounting to $22,424 with $2,008 of accounts payable at December 31, 2021.

For the nine months ended December 31, 2022, two venders represented more than 10% of the Company’s operating cost. These vendors accounted for 100% of the Company’s operating cost amounting to $8,349 with no accounts payable at December 31, 2022.

For the nine months ended December 31, 2021, one vender represented more than 10% of the Company’s operating cost. This vendor accounted for 100% of the Company’s operating cost amounting to $145,148 with $2,008 of accounts payable at December 31, 2021.

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

12.       COMMITMENTS AND CONTINGENCIES

As of December 31, 2022, the Company has no material commitments or contingencies.

13.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022, up through the date the Company issued the unaudited condensed consolidated financial statements.

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

☐	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business.
☐	DH Enchantment, Inc. is a holding company and will rely on dividends paid by its subsidiaries for its cash needs. Any limitation on the ability of its subsidiaries to make payments to DH Enchantment, Inc. could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy stock of DH Enchantment, Inc. if you expect dividends.

☐	There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of DH Enchantment, Inc.’s common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” and “Transfers of Cash to and from our Subsidiaries.” set forth in the Annual Report.
☐	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to DH Enchantment, Inc.’s operating subsidiary in Hong Kong.
☐	Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.
☐	We are subject to the risks arising from the legal system in China. The Chinese government can change the rules and regulations in China and Hong Kong, including the enforcement and interpretation thereof, at any time with little to no advance notice and can intervene at any time with little to no advance notice. HSY is currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if the subsidiaries of DH Enchantment, Inc. or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or HSY was denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of DH Enchantment, Inc. common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence HSY’s operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of DH Enchantment, Inc.’s securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer DH Enchantment, Inc. securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.” set forth in the Annual Report.
☐	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.
☐	HSY may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. HSY may be liable for improper use or appropriation of personal information provided by our customers.
☐	Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.
☐	PRC regulation of loans to, and direct investments in, Hong Kong entities by offshore holding companies may delay or prevent us from using proceeds from this offering and/or future financing activities to make loans or additional capital contributions to our Hong Kong operating subsidiary.
☐	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiary to distribute profits to us or may otherwise materially and adversely affect us.

☐	The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act (HFCAA) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register DH Enchantment, Inc.’s registration with the SEC and delist its securities from applicable trading market within the US.” set forth in the Annual Report.
☐	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock.
☐	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.
☐	DH Enchantment, Inc. is organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries.
☐	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in Hong Kong.
☐	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of PRC subsidiary, and dividends payable by a PRC subsidiary to offshore subsidiaries may not qualify to enjoy certain treaty benefits.

Transfers of Cash to and from Our Subsidiaries

DH Enchantment, Inc. is a Nevada holding company with no operations of its own. DH Enchantment, Inc. conducts its operations in Hong Kong primarily through HSY, DH Enchantment, Inc.’s subsidiary in Hong Kong. DH Enchantment, Inc. may rely on dividends to be paid by its Hong Kong subsidiary to fund its cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to its shareholders, to service any debt it may incur and to pay its operating expenses. In order for DH Enchantment, Inc. to pay dividends to its shareholders, it will rely on payments made from its Hong Kong subsidiary to DH Enchantment, Inc. As of the date of this prospectus, DH Enchantment, Inc. does not have bank accounts. There has been no dividends, distributions or any other cash flows or transfers of assets made among the holding company or the subsidiaries and no dividends, distributions or any other cash flows or transfers of assets made to U.S. investors.

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

We are at a development stage company and reported a net loss of $330,059 and $256,718 for the nine months ended December 31, 2022 and 2021, respectively. We had current assets of $36,032 and current liabilities of $802,940 as of December 31, 2022. As of March 31, 2022, we had current assets of $121,433 and current liabilities of $479,067. We have prepared our unaudited condensed financial statements for the nine months ended December 31, 2022 and 2021 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

Results of Operations.

Three Months Ended December 31, 2022 Compared to the Three Months Ended December 31, 2021

The following table sets forth selected financial information from our statements of comprehensive (loss) income for the three months ended December 31, 2022 and 2021:

	For the Three Months Ended
	December 31,
	2022	2021
Revenue	$7,325	$30,777
Cost of revenue	(6,114)	(9,860)
Other operating expenses	(51,764)	(16,020)
Other expenses	(6,480)	(914)
Net (loss) income	$(57,033)	$3,983

Revenues

The Company generated revenues of $7,325 and $30,777 for the three months ended December 31, 2022 and 2021, respectively.

Cost of Revenues

Cost of revenues for the three months ended December 31, 2022 and 2021 was $6,114 and $9,860, respectively.

Other Operating Expenses (“OPE”)

OPE for the three months ended December 31, 2022 and 2021, were $51,764 and $16,020, respectively. Operating expenses for the three months ended December 31, 2022 and 2021 consisted primarily of general and administrative (“G&A”) expenses of $13,043 and $801 and professional fee of $38,721 and $15,219, respectively.

Other Expenses

Other expenses for the three months ended December 31, 2022 and 2021, were $6,480 and $914, respectively. Other expenses for the three months ended December 31, 2022 consisted primarily of other income of $1, net off by an interest expense of $2,746 and sundry expense of $3,735. Other expenses for the three months ended December 31, 2021 consisted primarily of other income of $47, net off by an interest expense of $961.

Net (Loss) Income

As a result of the above factors, the Company incurred a net loss of $57,033 and net income of $3,983 for the three months ended December 31, 2022 and 2021, respectively.

Foreign Currency Translation Loss

The Company had $861 in foreign currency translation loss during the three months ended December 31, 2022 as compared to $11 in foreign currency translation loss during the three months ended December 31 2021, reflecting a change of $850. Such increase in foreign currency translation loss was primarily caused by the currency exchange rate fluctuation.

Nine Months Ended December 31, 2022 Compared to the Nine Months Ended December 31, 2021

The following table sets forth selected financial information from our statements of comprehensive loss for the nine months ended December 31, 2022 and 2021:

	For the Nine Months Ended
	December 31,
	2022	2021
Revenue	$13,906	$176,662
Cost of revenue	(8,349)	(170,797)
Sales and marketing expenses	(226,366)	–
Other operating expenses	(111,128)	(259,078)
Other income (expenses)	1,878	(3,505)
Net loss	$(330,059)	$(256,718)

Revenues

The Company generates revenues of $13,906 and $176,662 for the nine months ended December 31, 2022 and 2021, respectively.

Cost of Revenues

Cost of revenues for the nine months ended December 31, 2022 and 2021 was $8,349 and $170,797, respectively.

Sales and marketing expenses

We incurred sales and marketing expenses of $226,366 and $0 for the nine months ended December 31, 2022 and 2021, respectively. During the year ended March 31, 2022, we engaged with two consultants for expanding sale channels and developing marketing strategies, analyzing and evaluating consumer data services for a term of six months, with a compensation of 19,684,019 shares to be issued upon the completion of the service contracts. The fair value of these shares was $452,732, based on the current market price at the effective date of the agreement and is being amortized over the service period.

Other Operating Expenses (“OPE”)

OPE for the nine months ended December 31, 2022 and 2021, were $111,128 and $259,078, respectively. Operating expenses for the nine months ended December 31, 2022 and 2021 consisted primarily of G&A expenses of $17,141 and $42,971 and professional fee of $93,987 and $216,107, respectively.

Other Income (Expenses)

Other income (expenses) for the nine months ended December 31, 2022 and 2021, were $1,878 and $(3,505), respectively. Other income for the nine months ended December 31, 2022 consisted primarily of other income of $8,933, net off by an interest expense of $7,055. Other expenses for the nine months ended December 31, 2021 consisted primarily of other income of $92, net off by an interest expense of $3,597.

Net Loss

As a result of the above factors, the Company incurred a net loss of $330,059 and $256,718 for the nine months ended December 31, 2022 and 2021, respectively.

Foreign Currency Translation (Loss) Gain

The Company had $2,631 in foreign currency translation loss during the nine months ended December 31, 2022 as compared to $250 in foreign currency translation gain during the nine months ended December 31, 2021, reflecting a change of $2,881. Such increase in foreign currency translation loss was primarily caused by the currency exchange rate fluctuation.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the nine months ended December 31, 2022 and 2021.

	For the Nine Months Ended
	December 31,
	2022	2021
Net cash used in operating activities	$(95,372)	$(240,850)
Net cash used in investing activities	$–	$–
Net cash provided by financing activities	$22,151	$207,525
Net decrease in cash and cash equivalents	$(75,445)	$(33,181)

Net cash used in operating activities was $95,372 for the nine months ended December 31, 2022, compared to the net cash used in operating activities of $240,850 for the nine months ended December 31, 2021. The decrease of $145,478 or 60% of net cash used in operating activities was primarily due to the increase in net loss, and increase in accrual and other payables during the nine months ended December 31, 2022.

For the nine months ended December 31, 2022, net cash used in operating activities consisted primarily of a net loss of $330,059, offset by a decrease in accounts receivable of $5,537, decrease in prepayments and other receivables of $4,419 and increase in accrual and other payables of $224,731.

For the nine months ended December 31, 2021, net cash used in operating activities consisted primarily of a net loss of $256,718, offset by a decrease in accounts receivable of $812 and increase in accrual and other payables of $15,056.

Net cash provided by financing activities was $22,151 and $207,525 for the nine months ended December 31, 2022 and 2021, respectively, representing an decrease of $185,374 or 89%. The decrease in net cash provided by financing activities was primarily due to decrease in advance from a shareholder and repayment of promissory notes, off set with cash proceeds from issuing promissory notes and advances from a director in the nine months ended December 31, 2022.

For the nine months ended December 31, 2022, net cash provided by financing activities consisted primarily of a cash proceeds from issuing promissory notes of $57,407 and advance from a director of $14,497 offset by a repayment of promissory note of 49,753.

For the nine months ended December 31, 2021, net cash provided by financing activities consisted primarily of a cash proceeds from issuing promissory notes of $77,052, repayment to a director of $3,084 and advance from a shareholder of $133,557.

Working Capital:

As of December 31, 2022 and March 31, 2022, we had cash and cash equivalent of $35,951 and $111,396, respectively. As of December 31, 2022, we have incurred accumulated operating losses of $1,601,991 since inception. As of December 31, 2022 and March 31, 2022, we had working capital deficit of $766,908 and $357,634, respectively.

Going Concern

We require additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Off-balance Sheet Arrangements

As of December 31, 2022, there were no off-balance sheet arrangements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

☐	Because of the company’s limited resources, there are limited controls over information processing.

☐	There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of two persons, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

☐	The Company does not have a sitting audit committee financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

☐	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DH Enchantment, Inc.
(Registrant)

Dated: February 14, 2023	/s/ Sally Kin Yi Lo
Sally Kin Yi Lo
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer)

