Form 10-K
period 2023-03-31
DH ENCHANTMENT, INC.
filed 2023-06-29
CIK 1300781

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at June 26, 2023
Common Stock, $0.001 par value per share	831,310,013 shares

The aggregate market value of the 363,310,013 shares of Common Stock of the registrant held by non-affiliates on September 30, 2022, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $3,269,790.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

INTRODUCTORY COMMENT

DH Enchantment, Inc. is a Nevada holding company with no operations of its own. DH Enchantment, Inc. conducts its operations through its Hong Kong subsidiary, Ho Shun Yi Limited (“HSY”). HSY was organized as a private limited liability company on December 5, 2019, in Hong Kong and is a wholly owned subsidiary of DH Investment Group Limited (“DHIG”). We acquired DHIG on July 26, 2021. HSY is engaged primarily in the sale and distribution of COVID-19 rapid antigen tester sets produced by third parties. HSY commenced operations in Hong Kong in October 2020 and sells its products primarily in Hong Kong.

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

DH Enchantment, Inc. and HSY, our Hong Kong subsidiary, are not required to obtain permission from Hong Kong or Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. In making this determination, we relied on the opinion of Ravenscroft & Schmierer which is attached as Exhibit 5 to the Amendment No. 6 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 27, 2022. DH Enchantment, Inc. and HSY are not subject to permission requirements from any other governmental agencies to approve HSY’s operations. HSY has received all requisite permissions to operate its business. The business of HSY until now is not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) HSY’s products and services are offered not directly to individual users but through institutional customers; (ii) HSY does not possess a large amount of personal information in its business operations. In addition, we believe that HSY is not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on HSY’s daily business operation, our ability to accept foreign investments and the ability of DH Enchantment, Inc. to list its securities on an U.S. or other foreign exchange. However, in light of the recent statements and regulatory actions by the PRC and Hong Kong government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard. For example, if DH Enchantment, Inc. or HSY inadvertently concludes that such approvals are not required, or if applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or if the PRC government disallows our holding company structure, these actions would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on HSY’s current business, accept foreign investments, and offer or continue to offer securities of DH Enchantment, Inc. to its investors. These adverse actions would likely cause the value of DH Enchantment, Inc.’s common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of DH Enchantment, Inc.’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of its securities to significantly decline or become worthless. For a detailed description of the risks facing the Company and HSY’s operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong.”

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

We reported a net loss of $385,877 and $442,982 for the years ended March 31, 2023 and 2022, respectively. We had current assets of $15,220 and current liabilities of $837,080 as of March 31, 2023. As of March 31, 2022, our current assets and current liabilities were $121,433 and $479,067, respectively. We have prepared our financial statements for the years ended March 31, 2023 and 2022 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

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

On June 29, 2021, the Board of Directors of the Company approved the designation of 10,000,000 shares of Series B Convertible Preferred Stock which took effect immediately. On August 12, 2021, our Board of Directors authorized and approved the amendment and restatement of our Articles of Incorporation to: (i) change our name to DH Enchantment Inc.; and (ii) amend the powers, rights and designation of the Series A Convertible Preferred Stock; and (iii) effectuate a 5:1 reverse split, all of which are subject to final authorization by FINRA.

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

Major Customers.

All of HSY’s major customers are located in Hong Kong. During the years ended March 31, 2023 and 2022, the following customer accounted for 10% or more of our total net revenues:

	Year ended March 31, 2023		March 31, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Superb Health Pharmacy	$2,615	17%	$–
Bennett Management Group Limited	2,615	17%	–
Victoria Dispensary	2,233	15%	–
Victoria Hub Capital	2,126	14%	–
Livesmart Rehab Shop (QE)	1,829	12%	–
	$11,418	75%	$–

	Year ended March 31, 2022		March 31, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Uni-Alliance Limited	$97,515	18%	$5,618

Generally, HSY is not a party to any long-term agreements with its customers. From time to time, HSY may enter into long term contracts with major customers and subcontract the performance of the contract to corresponding network partner according to the price and area.

Major Vendors.

For the years ended March 31, 2023 and 2022, the following vendor represented more than 10% of the Company’s cost of revenues.

Vendor name	Year ended March 31, 2023		March 31, 2023
	Cost of revenues	Percentage of cost of revenues	Accounts payable
Phase Scientific International Limited	$6,040	91%	$–

Vendor name	Year ended March 31, 2022		March 31, 2022
	Cost of revenues	Percentage of cost of revenues	Accounts payable
Phase Scientific International Limited	$403,568	92%	$–

Seasonality.

HSY’s business is highly dependent upon the COVID-19 pandemic in Hong Kong and China. Since the COVID-19 pandemic has been under control, we will diversify the product types to meet with the seasonal influenza for the interest of public health.

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
Total

HSY is required to contribute to the pension fund for all eligible employees in Hong Kong between the ages of eighteen and sixty five. HSY is required to contribute a specified percentage of the participant’s income based on his or her age and wage level. For the years ended March 31, 2023 and 2022, the pension contributions by HSY were $0 and $2,504, respectively. HSY has not experienced any significant labor disputes or any difficulties in recruiting staff for its operations.

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

Near-Term Requirements For Additional Capital

We believe that we will require approximately $1-2 million over the next 12 months and approximately $1-2 million for the twelve month period beyond such initial 12 month period to implement our business plan. For the immediate future, we intend to finance our business expansion efforts through loans from existing shareholders or financial institutions.

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

We are indebted to certain of our executive officers and directors in the approximate amount of US$78,968.

As of March 31, 2023, we are indebted to Sally Lo, our executive officers and directors, in an approximate amount of $78,968. We may not be able to generate sufficient cash flow to repay these loans. If we issue additional securities as repayment, our shareholders may experience significant dilution. Additionally, loan repayment before achievement of profitability may cause us to delay implementing our business plans to expand.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “ENMI”. As of June 26, 2023, the last closing price of our securities was $0.003. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended March 31, 2023:
Fourth Quarter	$0.0105	$0.0035
Third Quarter	$0.0148	$0.0014
Second Quarter	$0.0200	$0.0076
First Quarter	$0.0177	$0.0087
Fiscal year ended March 31, 2022:
Fourth Quarter	$0.0051	$0.0051
Third Quarter	$0.0053	$0.0053
Second Quarter	$0.0091	$0.0090
First Quarter	$0.0088	$0.0087

(b)  Approximate Number of Holders of Common Stock

As of June 26, 2023, there were approximately 69 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

None.

ITEM 6.  RESERVED

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended March 31, 2023, and 2022. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

We are at a development stage company and reported a net loss of $385,877 and $442,982 for the years ended March 31, 2023 and 2022, respectively. We had current assets of $15,220 and current liabilities of $837,080 as of March 31, 2023. As of March 31, 2022, our current assets and current liabilities were $121,433 and $479,067, respectively. Our financial statements for the years ended March 31, 2023 and 2022 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Results of Operations.

Comparison of the fiscal years ended March 31, 2023 and March 31, 2022

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended March 31,
	2023	2022
Revenues	$15,098	$548,571
Cost of revenue	(6,646)	(439,343)
Gross profit	8,452	109,228
Sales and marketing expenses	(226,366)	(226,366)
General and administrative expenses	(5,203)	(47,543)
Professional fee	(153,023)	(269,457)
Loss from operation	(384,592)	(434,138)
Other expense, net	(9,737)	(8,844)
Loss before income tax	(385,877)	(442,982)
Income tax expense	–	–
Net loss	$(385,877)	$(442,982)

Revenue. We generated revenues of $15,098 and $548,571 for the years ended March 31, 2023 and 2022, respectively, with a decline of 97%, due to the decreasing demand in rapid tester kits during the subsided trend of pandemic threat since the second half of 2022.

During the years ended March 31, 2023 and 2022, the following customer accounted for 10% or more of our total net revenues:

Customer name	Year ended March 31, 2023		March 31, 2023
	Revenues	Percentage of revenues	Trade accounts receivable
Superb Health Pharmacy	$2,615	17%	$–
Bennett Management Group Limited	2,615	17%	–
Victoria Dispensary	2,233	15%	–
Victoria Hub Capital	2,126	14%	–
Livesmart Rehab Shop (QE)	1,829	12%	–
	$11,418	75%	$–

Customer name	Year ended March 31, 2022		March 31, 2022
	Revenues	Percentage of revenues	Trade accounts receivable
Uni-Alliance Limited	$97,515	18%	$5,618

Cost of Revenue. Cost of revenue for the years ended March 31, 2023 and 2022 was $6,646 and $439,343, respectively. with a decline of 98%, due to the decreasing demand in rapid tester kits during the subsided trend of pandemic threat since the second half of 2022.

During the years ended March 31, 2023 and 2022, the following vendor accounted for 10% or more of our total net cost of revenue:

Vendor name	Year ended March 31, 2023		March 31, 2023
	Cost of Revenues	Percentage of cost of revenues	Trade accounts payable
Phase Scientific International Limited	$6,040	91%	$–

Vendor name	Year ended March 31, 2022		March 31, 2022
	Cost of Revenues	Percentage of cost of revenues	Trade accounts payable
Phase Scientific International Limited	$403,568	92%	$–

Gross Profit. We achieved a gross profit of $8,452 and $109,228 for the years ended March 31, 2023 and 2022, respectively.

Sales and marketing expenses. We incurred sales and marketing expenses of $226,366 and $226,366 for the years ended March 31, 2023 and 2022, respectively. We engaged with two consultants for expanding sale channels and developing marketing strategies, analyzing and evaluating consumer data services for a term of six months, with a compensation of 19,684,019 shares to be issued upon the completion of the service contracts. The fair value of these shares was $452,732, based on the current market price at the effective date of the agreement and is being amortized over the service period.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $5,203 and $47,543 for the years ended March 31, 2023 and 2022, respectively. A decrease in G&A is in line with the sale drop, and primarily attributable to the other expenses, such as bank charge, salary expense, MPF contribution and computer and internet expense.

Professional fee. We incurred professional fee of $153,023 and $269,457 for the years ended March 31, 2023 and 2022, respectively, which mainly related to regulatory compliance fees and the decrease is due to a corporate exercise undertaken in prior year.

Income Tax Expense. Our income tax expenses for the years ended March 31, 2023 and 2022 were $0.

Net loss. As a result of the above, we reported net loss of $385,877 and $442,982 for the year ended March 31, 2023 and 2022.

Liquidity and Capital Resources

As of March 31, 2023 and March 31, 2022, we had cash and cash equivalents of $13,488 and $111,396.

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

Cash Flows

The following summarizes our cash flows for the years ended March 31, 2023 and 2022:

	Fiscal Years Ended March 31
	2023	2022
Net cash used in operating activities	$(118,239)	$(172,065)
Net cash provided by investing activities	–	–
Net cash provided by financing activities	$22,247	$211,087

Net Cash Used In Operating Activities.

For the year ended March 31, 2023, net cash used in operating activities was $118,239 which consisted primarily of a net loss of $385,877 and an increase in inventory of $1,700, offset by a decrease in prepayment and other receivables of $4,419, a decrease in accounts receivables of 5,586 and an increase in other payable and accruals of $259,333.

For the year ended March 31, 2022, net cash used in operating activities was $172,065 which consisted primarily of a net loss of $442,982, an increase in prepayment and other receivables of $4,419 and an increase in accounts receivables of $4,026, offset by an increase in other payable and accruals of $279,362.

Net Cash Provided By Investing Activities.

For the year ended March 31, 2023, there was no net cash provided by investing activities.

For the year ended March 31, 2022, there was no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the year ended March 31, 2023, net cash provided by financing activities was $22,247 consisting of advance from a director of $14,603 and proceed from issuance of promissory notes of $57,326 from related parties, offset by repayment to promissory notes of $49,682.

For the year ended March 31, 2022, net cash provided by financing activities was $211,087 consisting of advance from a director of $478, proceed from issuance of promissory notes of $77,052 from related parties, and note payable from the Company’s shareholder of $133,557.

Material Cash Requirements

We only have minimal income in the fiscal year 2023, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2024 fiscal year to be significantly higher than 2022 fiscal year. As of March 31, 2023, we had an accumulated deficit of $1,657,809. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We have no contractual obligations and commercial commitments as of March 31, 2023.

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

The Company also follows the guidance provided in ASC 606, Revenue from Contracts with Customers, for determining whether the Company is the principal or an agent in arrangements with customers that involve another party that contributes to the provision of goods to a customer. In these instances, the Company determines whether it has promised to provide the goods itself (as principal) or to arrange for the specified goods to be provided by another party (as an agent). This determination is a matter of judgment that depends on the facts and circumstances of each arrangement.

The Company derives its revenue from the sale of the rapid tester kits and from commissions earned in its role as an agent.

Where the Company acts as a principal, it sells its products directly to healthcare providers, retailers and individual consumers through its retail channels. The Company considers customer order confirmations to be a contract with the customer. Customer confirmations are executed at the time an order is placed. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable. For each contract, the Company considers the promise to transfer products to be the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled.

Where the Company acts as an agent, the Company recognizes revenue on a net basis, as the Company is not responsible for the fulfillment, nor controls the delivery of the promised goods, and has no discretion in establishing prices and therefore is agent in the arrangement. For each contract the Company considers the promise to facilitate the arrangement between the parties as the identified performance obligation. The transaction price is determined to be the contracted price to which the Company is entitled to upon completion of its performance obligation.

The Company’s revenues for the years ended March 31, 2023 and 2022 are recognized at a point in time, for both its roles as principal and as agent.

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

Pursuant to ASU 2018-07, the Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of March 31, 2023, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense in the operation.

Recently Issued Accounting Pronouncements

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Stockholder of

DH ENCHANTMENT, INC.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of DH Enchantment, Inc. and its subsidiaries (the ‘Company’) as of March 31, 2023 and 2022, and the related consolidated statement of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for the year ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended March 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company incurred a net loss of $385,877 and suffered from a working capital deficit of $821,860 as of March 31, 2023. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that that may be necessary to reflect the effects on the recoverability and classification of assets and additional liabilities that may arise if the Company is not able to continue as a going concern.

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

The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Principal versus Agent Considerations

As described in Note 2 to the consolidated financial statements, management follows the guidance provided in ASC 606, Revenue from Contracts with Customers, for determining whether the Company is the principal or an agent in arrangements with customers that involve another party that contributes to providing the goods to a customer. In these instances, management determines whether the Company has promised to provide the goods itself (as principal) or to arrange for the specified goods to be provided by another party (as an agent). As disclosed by management, this determination is a matter of judgment that depends on the facts and circumstances of each arrangement. The Company recognizes revenue on the gross value of the goods sold (net of discount) for those transactions on which the Company acts as principal and on a net basis for those transactions where the Company acts as an agent. The Company acts an agent where the Company is not responsible for the fulfillment, nor controls the delivery of the promised goods, and has no discretion in establishing prices.

Our key considerations for the determination of revenue recognition - principal versus agent considerations as a critical audit matter was due to the high degree of judgement involved in the assessment of who is responsible for the fulfillment of the sale and the delivery of the promised goods to the customer, and whether Company had full discretion in establishing the prices of the goods. These were assessed by:

•	Critically evaluating management’s assessment for their rationale and justification of relationship between the various parties;
•	Obtaining an understanding of the revenue process and relationships between the various parties to the transactions by way of review of documents and indepth discussion with key personnel;
•	Analysis in detail the margins earned on sale transactions for the year to corroborate our understanding;
•	Determining consistency of evidence and obtained in other areas of the audit.
•	Exercising a high degree of judgement and subjectivity in performing and evaluating the results of the procedures.

/s/ J&S Associate PLT

Certified Public Accountants

Firm ID: 6743

We have served as the Company’s auditor since 2021.

Kuala Lumpur, Malaysia

June 29, 2023

DH ENCHANTMENT, INC.

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of March 31,
	2023	2022

ASSETS
Current asset:
Cash and cash equivalents	$13,488	$111,396
Account receivable	32	5,618
Prepayments and other receivables	–	4,419
Inventory	1,700	–

Total current assets	15,220	121,433

TOTAL ASSETS	$15,220	$121,433

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$87,746	$54,779
Accrued marketing expense	452,732	226,366
Amount due to a director	78,968	64,365
Promissory notes, related parties	84,077	–
Note payable, related party	133,557	133,557

Total current liabilities	837,080	479,067

Long-term liabilities:
Promissory notes, related parties	–	76,584
Total long-term liabilities	–	76,584

TOTAL LIABILITIES	837,080	555,651

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Convertible preferred stock, 50,000,000 shares authorized and 35,000,000 undesignated as of March 31, 2023 and 2022, respectively	–	–
Series A preferred stock, $0.002 par value; 5,000,000 shares designated; 3,120,001 shares issued and outstanding as of March 31, 2023 and 2022, respectively	6,240	6,240
Series B preferred stock, $0.001 par value; 10,000,000 shares designated; 100,000 shares issued and outstanding as of March 31, 2023 and 2022, respectively	100	100
Common stock, $0.001 par value; 4,400,000,000 shares authorized; 831,310,013 shares issued and outstanding as of March 31, 2023 and 2022, respectively	831,310	831,310
Accumulated other comprehensive (loss) income	(1,701)	64
Accumulated deficit	(1,657,809)	(1,271,932)

Stockholders’ deficit	(821,860)	(434,218

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,220	$121,433

See accompanying notes to consolidated financial statements.

DH ENCHANTMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended March 31,
	2023	2022

Revenue, net	$15,098	$548,571

Cost of revenue	(6,646)	(439,343)

Gross profit	8,452	109,228

Operating expenses:
Sale and marketing expense	(226,366)	(226,366)
General and administrative expense	(5,203)	(47,543)
Professional fee	(153,023)	(269,457)

Total operating expenses	(384,592)	(543,366)

LOSS FROM OPERATIONS	(376,140)	(434,138)

Other income (expense):
Foreign exchange gain	–	91
Interest income	4	1
Interest expenses, related parties	(9,741)	(8,936)

Total expense, net	(9,737)	(8,844)

LOSS BEFORE INCOME TAXES	(385,877)	(442,982)

Income tax expense	–	–

NET LOSS	(385,877)	(442,982)

Other comprehensive (loss) income:
– Foreign currency adjustment (loss) gain	(1,765)	74

COMPREHENSIVE LOSS	$(387,642)	$(442,908)

Net loss per share: #
– Basic	$(0.00)	$(0.01)
– Diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding:
– Basic	831,310,013	831,310,013
– Diluted	831,310,013	831,310,013

#	less than $0.001

See accompanying notes to consolidated financial statements.

DH ENCHANTMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(385,877)	$(442,982)

Change in operating assets and liabilities:
Inventory	(1,700)	–
Accounts receivable	5,586	(4,026)
Prepayments and other receivables	4,419	(4,419)
Accrued liabilities and other payables	259,333	279,362
Net cash used in operating activities	(118,239)	(172,065)

Cash flows from financing activities:
Advance from a director	14,603	478
Proceeds from note payable, related party	–	133,557
Proceeds from promissory notes, related parties	57,326	77,052
Repayment to promissory notes, related party	(49,682)	–
Net cash provided by financing activities	22,247	211,087

Foreign currency translation adjustment	(1,916)	(394)

Net change in cash and cash equivalents	(97,908)	38,628

BEGINNING OF YEAR	111,396	72,768

END OF YEAR	$13,488	$111,396

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to consolidated financial statements.

DH ENCHANTMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series A preferred stock		Series B Preferred stock		Common stock
	No. of		No. of		No. of
	shares	Amount	shares	Amount	shares	Amount

Balance as of April 1, 2021	3,920,001	$7,840	100,000	$100	511,309,161	$511,309

Conversion of preferred stock	(800,000)	(1,600)	–	–	320,000,000	320,000
Fractional shares from reverse split	–	–	–	–	852	1
Foreign currency translation adjustment	–	–	–	–	–	–
Net loss for the year	–	–	–	–	–	–

Balance as of March 31, 2022	3,120,001	$6,240	100,000	$100	831,310,013	$831,310

Foreign currency translation adjustment	–	–	–	–	–	–
Net loss for the year	–	–	–	–	–	–

Balance as of March 31, 2023	3,120,001	$6,240	100,000	$100	831,310,013	$831,310

		Accumulated
	Additional	other		Total
	Paid-in	comprehensive	Accumulated	stockholders’
	capital	(loss) income	losses	deficit

Balance as of April 1, 2021	$–	$(10)	$(510,549)	$8,690

Conversion of preferred stock	–	–	(318,400)	–
Fractional shares from reverse split	–	–	(1)	–
Foreign currency translation adjustment	–	74	–	74
Net loss for the year	–	–	(442,982)	(442,982)

Balance as of March 31, 2022	$–	$64	$(1,271,932)	(434,218)

Foreign currency translation adjustment	–	(1,765)	–	(1,765)
Net loss for the year	–	–	(385,877)	(385,877)

Balance as of March 31, 2023	–	(1,701)	$(1,657,809)	$(821,860)

See accompanying notes to consolidated financial statements.

DH ENCHANTMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

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

The Company also follows the guidance provided in ASC 606, Revenue from Contracts with Customers, for determining whether the Company is the principal or an agent in arrangements with customers that involve another party that contributes to the provision of goods to a customer. In these instances, the Company determines whether it has promised to provide the goods itself (as principal) or to arrange for the specified goods to be provided by another party (as an agent). This determination is a matter of judgment that depends on the facts and circumstances of each arrangement.

The Company derives its revenue from the sale of the rapid tester kits and from commissions earned in its role as an agent.

Where the Company acts as a principal, it sells its products directly to healthcare providers, retailers and individual consumers through its retail channels. The Company considers customer order confirmations to be a contract with the customer. Customer confirmations are executed at the time an order is placed. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable. For each contract, the Company considers the promise to transfer products to be the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled.

Where the Company acts as an agent, the Company recognizes revenue on a net basis, as the Company is not responsible for the fulfillment, nor controls the delivery of the promised goods, and has no discretion in establishing prices and therefore is agent in the arrangement. For each contract the Company considers the promise to facilitate the arrangement between the parties as the identified performance obligation. The transaction price is determined to be the contracted price to which the Company is entitled to upon completion of its performance obligation.

The Company’s revenues for the years ended March 31, 2023 and 2022 are recognized at a point in time, for both its roles as principal and as agent.

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

●   Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended March 31, 2023 and 2022.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the years ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Year-end HKD:US$ exchange rate	0.1274	0.1276
Annualized average HKD:US$ exchange rate	0.1276	0.1285

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

For the year ended March 31, 2023, the Company incurred a net loss of $385,877 and suffered from a working capital deficit of $821,860 as of March 31, 2023. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and additional liabilities that may arise if the Company is not able to continue as a going concern.

4. ACCRUED MARKETING EXPENSE

On January 3, 2022, the Company entered into marketing consulting agreements with two consultants for expanding sale channels and developing marketing strategies, analyzing and evaluating consumer data services for a term of six months. The Company agreed to grant the consultants an aggregate 19,684,019 shares of the Company’s common stock, which will be issued upon the completion of the agreements. The fair value of 19,684,019 shares was $452,732, which was measured based on the stock price of $0.023 per share on January 3, 2022 and is being amortized over the service terms. During the years ended March 31, 2023 and 2022, the Company charged $226,366 and $226,366 to operations as marketing expense. On March 31, 2023, the Company and the consultants mutually agreed to defer the share issuance no later than September 30, 2024 or the Company has the option to offer discounts for cash payments.

5. AMOUNTS DUE TO RELATED PARTIES

As of March 31, 2023 and 2022, the amount due to a related party represented temporary advances made by the Company’s director, Ms. LO Kin Yi Sally, which was unsecured, interest-free and repayable on demand. Imputed interest on this amount is considered insignificant.

6. NOTE PAYABLE, RELATED PARTY

In August 2021, the Company entered into a loan agreement (the “Agreement”) with Daily Success Development Limited, the Company’s shareholder. Pursuant to the Agreement, the shareholder loaned the Company a principal amount of $133,557, which bears interest at an annual rate of 5% and is repayable on demand.

7. PROMISSORY NOTES, RELATED PARTIES

In May 2021, the Company entered into promissory notes (the “Notes”) with Miss Sally Kin Yi LO, the Company’s. Pursuant to the Notes, the noteholders loaned the Company an aggregate principal amount of $26,751, which bear interest at an annual rate of 5% and become payable upon maturity on May 4, 2023. Subsequently, the promissory note was extended to another twelve (12) months, due May 4, 2024.

In May 2021, the Company entered into promissory notes (the “Notes”) with Daily Success Development Limited, the Company’s shareholder. Pursuant to the Notes, the noteholders loaned the Company an aggregate principal amount of $49,682,   which bear interest at an annual rate of 5% and become payable upon maturity on May 3, 2023. On August 31, 2022, the Company repaid an aggregate principal amount of $49,682 of a promissory note with Daily Success Development Limited.

In August 2022, the Company entered into promissory notes (the “Notes”) with Miss Sally Kin Yi LO, the Company’s shareholder and director. Pursuant to the Note, the noteholder loaned the Company an aggregate principal amount of $57,326, which bear interest at an annual rate of 5% and become payable upon maturity on August 23, 2023.

8. STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized shares

As of March 31, 2023 and 2022, the Company’s authorized shares were 50,000,000 shares of preferred stock, with a par value of $0.002.

As of March 31, 2023 and 2022, the Company’s authorized shares were 4,400,000,000 shares of common stock, with a par value of $0.001.

Issued and outstanding shares

As of March 31, 2023 and 2022, the Company had 3,120,001 shares of Series A preferred stock issued and outstanding.

As of March 31, 2023 and 2022, the Company had 100,000 shares of Series B preferred stock issued and outstanding.

As of March 31, 2023 and 2022, the Company had 831,310,013 shares of common stock issued and outstanding.

9. NET LOSS PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the year. The following table sets forth the computation of basic and diluted net loss per share for the years ended March 31, 2023 and 2022:

	Years ended March 31,
	2023	2022

Net loss attributable to common shareholders	$(385,877)	$(442,982)

Weighted average common shares outstanding
–Basic	831,310,013	831,310,013
–Diluted	831,310,013	831,310,013

Net loss per share
–Basic	$(0.00)	$(0.01)
–Diluted	$(0.00)	$(0.01)

# less than $0.001

For the year ended March 31, 2023 and 2022, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

10. INCOME TAX

The provision for income taxes consisted of the following:

Years ended March 31,
	2023	2022
Current tax	$–	$–
Deferred tax	–	–
Income tax expense	$–	$–

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

At March 31, 2023, the Company has U.S. federal operating loss carryforwards of $675,500 and deferred tax assets of $141,855, for which a full valuation allowance has been provided.

For the years ended March 31, 2023 and 2022, there were no operating income.

BVI

DHIG is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

The Company’s tax provision is zero for the years ended March 31, 2023 and 2022.

Hong Kong

HSYL operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended March 31, 2023 and 2022 is as follows:

	Years ended March 31,
	2023	2022

Loss before income taxes	$(40,969)	$(442,982)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(6,760)	(73,092)
Tax effect of non-deductible items	685	56,176
Net operating loss	6,075	16,916
Income tax expense	$–	$–

As of March 31, 2023, the operations in Hong Kong incurred $139,338 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiry under Hong Kong tax regime. The Company has provided for a full valuation allowance against the deferred tax assets of $22,991 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2023 and 2022:

	As of March 31,
	2023	2022

Deferred tax assets:
Net operating loss carryforwards – foreign tax regime
United States	$141,855	$69,550
Hong Kong	22,991	16,916
	164,846	86,466
Less: valuation allowance	(164,846)	(86,466)
Deferred tax assets, net	$–	$–

11. PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended March 31, 2023 and 2022, $0 and $2,504 contributions were made accordingly.

12. RELATED PARTY TRANSACTIONS

During the year ended March 31, 2023, the Company accrued interest expense of $5,635 in connection with note payable of $133,557 from its shareholder, which bears interest at a rate of 5% per annum and is repayable on demand.

During the year ended March 31, 2023, the Company accrued interest expense of $1,339 in connection with promissory notes of $26,751 from its director, Sally Kin Yi LO, which bear interest at a rate of 5% per annum and become payable at maturity on May 4, 2023. Subsequently, the promissory note was extended to another twelve (12) months, due May 4, 2024.

During the year ended March 31, 2023, the Company accrued interest expense of $1,036 in connection with promissory notes of $49,682 from its shareholder, Daily Success Development Ltd, which bear interest at a rate of 5% per annum and become payable at maturity on May 3, 2023. On August 31, 2022, the Company repaid an aggregate principal amount of $49,682 of a promissory note with Daily Success Development Limited.

During the year ended March 31, 2023, the Company accrued interest expense of $1,731 in connection with promissory notes of $57,326 from its director, Sally Kin Yi LO, which bear interest at a rate of 5% per annum and become payable at maturity on August 23, 2023.

During the years ended March 31, 2023 and 2022, the Company has been provided with free office space by its shareholder. The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

13. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)  Major customers

For the year ended March 31, 2023, the following customer accounted for 10% or more of our total revenues:

	Year ended March 31, 2023		March 31, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Superb Health Pharmacy	$2,615	17%	$–
Bennett Management Group Limited	2,615	17%	–
Victoria Dispensary	2,233	15%	–
Victoria Hub Capital	2,126	14%	–
Livesmart Rehab Shop (QE)	1,829	12%	–
	$11,418	75%	$–

For the year ended March 31, 2022, there was only one customer exceeding 10% of the Company’s revenue. This customer accounted for 18% of the Company’s revenue amounting to $97,515, with $5,618 accounts receivable at March 31, 2022.

All of the Company’s customers are located in Hong Kong.

(b)       Major vendors

For the year ended March 31, 2023, one vender represented more than 10% of the Company’s operating cost. This vendor accounted for 91% of the Company’s operating cost amounting to $6,040 with $0 of accounts payable at March 31, 2023.

For the year ended March 31, 2022, one vender represented more than 10% of the Company’s operating cost. This vendor accounted for 92% of the Company’s operating cost amounting to $403,567 with no accounts payable at March 31, 2022.

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

14. COMMITMENTS AND CONTINGENCIES

As of March 31, 2023, the Company has no material commitments or contingencies.

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2023, up through the date the Company issued the audited consolidated financial statements.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were not effective as of March 31, 2023.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2023, as a result of the following material weaknesses:

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

ITEM 9B. Other Information.

None.

ITEM 9C. DISCLOSURE REARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information about our directors and our executive officers.

Name	Age	Position

Sally Kin Yi LO	53	Chief Executive Officer and Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Sally Kin Yi Lo, age 54, has served as our Chief Executive Officer, Chief Financial Officer, Secretary and Director since May 14, 2021. Ms. Lo has deep experience in the commercial real estate and textile management industries. She has served as a general manager of Ho Shun Yi Limited, an antigen testing company since 2020. From 1996 to 2015, she owned, operated and managed Golden Hill Properties Co. Ms. Lo received her post graduate diploma in Management Studies from The Robert Gordon University and her higher diploma in Textile and Clothing Studies from Hong Kong Polytechnic University. Ms. Lo brings to the Board her deep experience in commercial real estate and textiles.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended March 31, 2023 and 2022 to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on March 31, 2023, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on March 31, 2023.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Sally Kin Yi LO,	2023	$0	–	–	–	–	–	–	$0
CEO, CFO, Secretary and Director(2)	2022	$0	–	–	–	–	–	–	$0

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

Compensation of Directors

None of our directors received any compensation for their service as a director for the year ended March 31, 2023.

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

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee and, for the year ended March 31, 2023, the compensation, if any, of our executive officers was recommended by our Chief Executive Officer and Chairman and such recommendations were approved by our board of directors. During the fiscal year ended March 31, 2023, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended March 31, 2023. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Sally Kin Yi LO

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of DH Enchantment, Inc.’s common stock, as of June 26, 2023, for: (i) each of our named executive officers; (ii) each of our directors; (iii) all of our current executive officers and directors as a group; and (iv) each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of DH Enchantment, Inc.’s outstanding shares of common stock.

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

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)
Sally Kin Yi LO (2)	252,000,000	30.31%

All executive officers and directors as a Group (1 person)	252,000,000	30.31%

5% or Greater Stockholders:
Daily Success Development Limited (3)	468,000,000	56.30%

(1)	Applicable percentage ownership is based on 831,310,013 shares of common stock outstanding as of June 26, 2023, together with securities exercisable or convertible into shares of common stock within 60 days of June 26, 2023. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of June 26, 2023, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	In addition to the common stock owned, Sally Kin Yi LO also owns 945,000 shares of Series A Preferred Stock, par value $0.001, constituting approximately 30.29% of the issued and outstanding shares of Series A Preferred Stock, and 35,000 shares of Series B Preferred Stock, par value $0.001, constituting 35% of the issued and outstanding shares of Series B Preferred Stock.

(3)	In addition to the common stock owned, Daily Success Development Limited also owns 1,755,000 shares of Series A Preferred Stock, par value $0.001, constituting approximately 56.25% of the issued and outstanding Series A Preferred Stock and 65,000 shares of Series B Preferred Stock, par value $0.001, constituting 65% of the issued and outstanding shares of Series B Preferred Stock. Daily Success Development Limited is beneficially owned by Shing Lee.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of each transaction or series of similar transactions since the beginning of the fiscal years ended March 31, 2023 and 2022, to which it was or is a party and that: (i) the amount involved exceeded or exceeds $120,000 or is greater than 1% of our total assets; and (ii) any of our directors or executive officers, any holder of 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

As of March 31, 2023, the amount due to a related party represented temporary advances made by the Company’s director, Sally Kin Yi LO, which was unsecured, interest-free with no fixed terms of repayment.

During the year ended March 31, 2023, the Company accrued interest expense of $5,635 in connection with note payable of $133,557 from its shareholder, Daily Success Development Ltd, which bears interest at a rate of 5% per annum and has no fixed terms of repayment.

During the year ended March 31, 2023, the Company accrued interest expense of $2,375 in connection with promissory notes of $76,584 from its shareholder, Daily Success Development Ltd and its director, Sally Kin Yi LO, which bear interest at a rate of 5% per annum and become payable at maturity on May 3, 2023 and May 4, 2023. On August 31, 2022, the Company repaid an aggregate principal amount of $49,753 of a promissory note with Daily Success Development Limited.

During the year ended March 31, 2023, the Company accrued interest expense of $1,731 in connection with promissory notes of $57,408 from its director, Sally Kin Yi LO, which bear interest at a rate of 5% per annum and become payable at maturity on August 23, 2023.

During the years ended March 31, 2023 and 2022, the Company has been provided with free office space by its shareholder. The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statements.

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

ITEM 14.   Principal AccountING Fees And Services.

J&S Associate (“J&S”) audited our financial statements for the fiscal years ended March 31, 2023 and 2022.

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

	March 31, 2023	March 31, 2022

Audit fees	$39,300	$39,300
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$39,300	$39,300

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

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

DH Enchantment, Inc.
(Registrant)

Dated: June 29, 2023	/s/ Sally Kin Yi Lo
Sally Kin Yi Lo
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer)

