Form 10-Q
period 2023-06-30
DH ENCHANTMENT, INC.
filed 2023-08-14
CIK 1300781

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of August 4, 2023, was 831,310,013.

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2023.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2023	March 31, 2023
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$283	$13,488
Accounts receivable	–	32
Inventories	715	1,700

Total current assets	998	15,220

TOTAL ASSETS	$998	$15,220

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$64,899	$87,746
Accrued marketing expense	452,732	452,732
Amount due to a director	111,825	78,968
Promissory notes, related party	84,216	84,077
Note payable, related party	133,557	133,557

Total current liabilities	847,229	837,080

TOTAL LIABILITIES	847,229	837,080

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Convertible preferred shares; 50,000,000 shares authorized, and 35,000,000 shares undesignated as of June 30, 2023 and March 31, 2023	–	–
Series A preferred stock, $0.002 par value; 5,000,000 shares designated; 3,120,001 issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	6,240	6,240
Series B convertible preferred stock, $0.001 par value; 10,000,000 shares designated; 100,000 shares issued as of June 30, 2023 and March 31, 2023	100	100
Common stock, $0.001 par value; 4,400,000,000 shares authorized; 831,310,013 shares issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	831,310	831,310
Accumulated other comprehensive loss	(1,970)	(1,701)
Accumulated deficit	(1,681,911)	(1,657,809)

Stockholders’ deficit	(846,231)	(821,860)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$998	$15,220

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,
	2023	2022

Revenue, net	$583	$1,746

Cost of revenue	(989)	(1,229)

Gross (loss) profit	(406)	517

Operating expenses:
Sale and marketing expense	–	(226,366)
General and administrative expense	(3,062)	(214)
Professional fee	(17,922)	(49,942)

Total operating expenses	(20,984)	(276,522)

LOSS FROM OPERATIONS	(21,390)	(276,005)

Other income (expense):
Other income	–	12,597
Interest income	3	–
Interest expenses, related parties	(2,715)	(1,575)

Total (expense) income, net	(2,712)	11,022

LOSS BEFORE INCOME TAXES	(24,102)	(264,983)

Income tax expense	–	–

NET LOSS	(24,102)	(264,983)

Other comprehensive loss:
– Foreign currency adjustment loss	(269)	(58)

COMPREHENSIVE LOSS	$(24,371)	$(265,041)

Net loss per share: #
– Basic	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic	831,310,013	831,310,013
– Diluted	841,310,013	841,310,013

#	less than $0.001

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Three months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(24,102)	$(264,983)
Change in operating assets and liabilities:
Accounts receivable	32	5,618
Inventories	985	–
Accrued liabilities and other payables	(22,847)	261,592

Net cash (used in) provided by operating activities	(45,932)	2,227

Cash flows from financing activity:
Advance from a director	32,857	1,526

Net cash provided by financing activity	32,857	1,526

Foreign currency translation adjustment	(130)	(58)

Net change in cash and cash equivalents	(13,205)	3,695

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,488	111,396

CASH AND CASH EQUIVALENTS, END OF PERIOD	$283	$115,091

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended June 30, 2022 and 2023
	Series A preferred stock		Series B Preferred stock		Common stock		Accumulated other		Total
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	comprehensive income (loss)	Accumulated losses	stockholders’ deficit

Balance as of April 1, 2022	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$64	$(1,271,932)	$(434,218)

Foreign currency translation adjustment	–	–	–	–	–	–	(58)	–	(58)
Net loss for the period	–	–	–	–	–	–	–	(264,983)	(264,983)

Balance as of June 30, 2022	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$6	$(1,536,915)	$(699,259)

Balance as of April 1, 2023	3,120,001	$6,240	100,000	$100	831,310,013	831,310	(1,701)	$(1,657,809)	(821,860)

Foreign currency translation adjustment	–	–	–	–	–	–	(269)	–	(269)
Net income for the period	–	–	–	–	–	–	–	(24,102)	(24,102)

Balance as of June 30, 2023	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$(1,970)	$(1,681,911)	$(846,231)

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE－1       BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on June 29, 2023.

NOTE－2       ORGANIZATION AND BUSINESS BACKGROUND

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

The Company’s revenues for the three months ended June 30, 2023 and 2022 are recognized at a point in time, for both its roles as principal and as agent.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended June 30, 2023 and 2022.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the three months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Period-end HKD:US$ exchange rate	0.1276	0.1274
Average HKD:US$ exchange rate	0.1276	0.1274

•	Comprehensive income

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

Pursuant to ASU 2018-07, the Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of June 30, 2023, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense in the operation.

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and believe the future adoption of any such pronouncements may not be expected to cause a material impact on its financial condition or the results of its operations.

NOTE－4       GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the three months ended June 30, 2023, the Company incurred a net loss of $24,102 and suffered from a working capital deficit of $846,231 as of June 30, 2023. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE－5       ACCRUED MARKETING EXPENSE

On January 3, 2022, the Company entered into marketing consulting agreements with two consultants for expanding sale channels and developing marketing strategies, analyzing and evaluating consumer data services for a term of six months. The Company agreed to grant the consultants an aggregate of 19,684,019 shares of the Company’s common stock, which will be issued upon the completion of the agreements. The fair value of 19,684,019 shares was $452,732, which was measured based on the stock price of $0.023 per share on January 3, 2022 and is being amortized over the service terms. During the three months ended June 30, 2023 and 2022, the Company charged $0 and $226,366 to operations as marketing expense. As of June 30, 2023, the Company has not issued any shares to the consultants.

NOTE－6       AMOUNTS DUE TO A DIRECTOR

As of June 30, 2023, the amount due to a director represented temporary advances made by the Company’s director, Ms LO Kin Yi Sally, which was unsecured, interest-free and repayable on demand.

NOTE－7       NOTE PAYABLE, RELATED PARTY

In August 2021, the Company entered into a loan agreement (the “Agreement”) with Daily Success Development Limited, the Company’s shareholder. Pursuant to the Agreement, the shareholder loaned the Company a principal amount of $133,557, which bears interest at an annual rate of 5% and is repayable on demand.

NOTE－8       PROMISSORY NOTES, RELATED PARTY

The Company had promissory notes (the “Notes”) with Miss Sally Kin Yi LO, the Company’s director. Pursuant to the Notes, the noteholder loaned the Company an aggregate principal amount of $84,216, which bears interest at an annual rate of 5% and becomes payable upon maturity on May 4, 2024 and August 23, 2023 for the amounts of $26,796 and $57,420, respectively.

NOTE－9       STOCKHOLDERS’ DEFICIT

Authorized shares

As of June 30, 2023 and March 31, 2023, the Company’s authorized shares were 50,000,000 shares of preferred stock convertible preferred stock, issuable in one or more series as may be determined by the Board.

Series A Preferred Stock

The Company has designated 5,000,000 shares of Series A Preferred Stock, with a par value of $0.002. Holders of Series A Preferred Stock shall not be entitled to: (i) receive dividends or other distributions; (ii) vote on all matters submitted to a vote of the shareholders of the Company; (iii) convert into shares of common stock of the Company.

Series B Preferred Stock

The Company has designated 10,000,000 shares of Series B Preferred Stock, with a par value of $0.001. Holders of Series B Preferred Stock are: (i) entitled to receive dividends or other distributions on an “as converted” basis; (ii) entitled to vote on an “as converted” basis on all matters submitted to the Common Stock holders; (iii) entitled to convert each one (1) share of Series B Preferred Stock into one hundred (100) shares of Common Stock at the election of the Series B Holder; (iv) entitled to receive out of the assets of the Company, a liquidation distribution of an amount equal to the amount each series B Holder would be entitled to receive had the shares been converted to common stock, subject to the rights of other stockholders.

Common stock

As of June 30, 2023 and March 31, 2023, the Company’s authorized shares were 4,400,000,000 shares of common stock.

Issued and outstanding shares

As of June 30, 2023 and March 31, 2023, the Company had 3,120,001 shares of Series A preferred stock issued and outstanding, with a par value of $0.002.

As of June 30, 2023 and March 31, 2023, the Company had 100,000 shares of Series B preferred stock issued and outstanding, with a par value of $0.001.

As of June 30, 2023 and March 31 2023, the Company had 831,310,013 shares of common stock issued and outstanding, with a par value of $0.001.

NOTE－10       NET LOSS PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the year. The following table sets forth the computation of basic and diluted net loss per share for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022

Net loss attributable to common shareholders	$(24,102)	$(264,983)

Weighted average common shares outstanding
–Basic	831,310,013	831,310,013
–Diluted	841,310,013	841,310,013

Net loss per share
–Basic	$(0.00)	$(0.00)
–Diluted	$(0.00)	$(0.00)

# less than $0.001

NOTE－11       INCOME TAX

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

United States of America

ENMI is registered in the State of Nevada and is subject to the tax laws of United States of America. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued for interest or penalties as they were not material to its results of operations for the periods presented.

At June 30, 2023, the Company has U.S. federal operating loss carryforwards of $690,814 and deferred tax assets of $145,071, for which a full valuation allowance has been provided.

For the three months ended June 30, 2023 and 2022, there were no operating incomes.

BVI

DHIG is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

The Company’s tax provision is zero for the three months ended June 30, 2023 and 2022.

Hong Kong

HSYL operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended June 30, 2023 and 2022 is as follows:

	Three months ended June 30,
	2023	2022

Loss before income taxes	$(5,375)	$(19,322)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(887)	(3,188)
Tax effect of non-deductible items	179	157
Net operating loss	708	3,031
Income tax expense	$–	$–

As of June 30, 2023, the operations in Hong Kong incurred $143,630 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiry under Hong Kong tax regime. The Company has provided for a full valuation allowance against the deferred tax assets of $23,699 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2023 and March 31, 2023:

	June 30, 2023	March 31, 2023

Deferred tax assets:
Net operating loss carryforwards, from
United States tax regime	$145,071	$141,855
Hong Kong tax regime	23,699	22,991
	168,770	164,846
Less: valuation allowance	(168,770)	(164,846)
Deferred tax assets, net	$–	$–

NOTE－12       RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2023, the Company accrued interest expense of $1,665 in connection with note payable of $133,557 from its shareholder, which bears interest at a rate of 5% per annum and is repayable on demand.

During the three months ended June 30, 2023, the Company accrued interest expense of $334 in connection with promissory notes of $26,796 from its director, Sally Kin Yi LO, which bears interest at a rate of 5% per annum and becomes payable at maturity on May 4, 2024.

During the three months ended June 30, 2023, the Company accrued interest expense of $716 in connection with promissory notes of $57,420 from its director, Sally Kin Yi LO, which bears interest at a rate of 5% per annum and becomes payable at maturity on August 23, 2023.

During the three months ended June 30, 2023 and 2022, the Company has been provided with free office space by its shareholder. The management determined that such cost is nominal and did not recognize the rent expense in its unaudited consolidated financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited consolidated financial statements, the Company has no other significant or material related party transactions during the period presented.

NOTE－13       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended June 30, 2023, three customers contributed in excess of 10% of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended June 30, 2023		June 30, 2023
Customers	Revenues	Percentage of revenues	Accounts receivable

Customer A	$188	32%	$–
Customer B	140	24%	–
Customer C	128	22%	–

Total:	$456	78%	$–

For the three months ended June 30, 2022, two individual customers contributed in excess of 10% of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended June 30, 2022		June 30, 2022
Customers	Revenues	Percentage of revenues	Accounts receivable

Customer A	$1,167	43%	$–
Customer B	382	14%	–

Total:	$1,549	57%	$–

All of the Company’s customers are located in Hong Kong.

(b)       Major vendor

For the three months ended June 30, 2023, no single vendor represented more than 10% of the Company’s purchase cost.

For the three months ended June 30, 2022, two vendors represented more than 10% of the Company’s purchase cost and its outstanding payable balances as at period-end-dates, are presented as follows.

	Three months ended June 30, 2022		June 30, 2022
Vendors	Purchase	Percentage of purchase	Accounts payable

Vendor A	$624	49%	$–
Vendor B	605	51%	–

Total:	$1,229	100%	$–

All of the Company’s vendors are located in Hong Kong.

(c)	Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations. The Company may also be exposed to the broader global economic conditions.

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

NOTE－14       COMMITMENTS AND CONTINGENCIES

As of June 30, 2023, the Company has no material commitments or contingencies.

NOTE－15       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2023, up through the date the Company issued the unaudited condensed consolidated financial statements.

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

Our investors will hold common stock of DH Enchantment, Inc., the Nevada holding company that has no operations of its own, and not in HSY, the Hong Kong operating company. This holding company structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary. Holding indirect equity interests in HSY, our Hong Kong subsidiary, is not as effective as holding a direct ownership interest as DH Enchantment, Inc. will be dependent upon contributions from our subsidiaries to finance the cash flow needs of DH Enchantment, Inc. DH Enchantment, Inc.’s ability to obtain contributions from its subsidiaries are significantly affected by regulations promulgated by Hong Kong authorities. Any limitation on the ability of our subsidiaries to transfer cash or assets to us could have a material adverse effect on our ability to conduct business. As a result, any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations that adversely affects our ability to transfer cash or assets may adversely affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors- Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of DH Enchantment, Inc.’s common stock.” and more generally, “Risk Factors – Risk Relating to Doing Business in Hong Kong.” set forth in the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2023 (the “Annual Report”).

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

Transfers of Cash to and from Our Subsidiaries

DH Enchantment, Inc. is a Nevada holding company with no operations of its own. DH Enchantment, Inc. conducts its operations in Hong Kong primarily through HSY, DH Enchantment, Inc.’s subsidiary in Hong Kong. DH Enchantment, Inc. may rely on dividends to be paid by its Hong Kong subsidiary to fund its cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to its shareholders, to service any debt it may incur and to pay its operating expenses. In order for DH Enchantment, Inc. to pay dividends to its shareholders, it will rely on payments made from its Hong Kong subsidiary to DH Enchantment, Inc. As of the date of this Quarterly Report, DH Enchantment, Inc. does not have bank accounts. There has been no dividends, distributions or any other cash flows or transfers of assets made among the holding company or the subsidiaries and no dividends, distributions or any other cash flows or transfers of assets made to U.S. investors. Please see our unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report.

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

We are at a development stage company and reported a net loss of $24,102 and $264,983 for the three months ended June 30, 2023 and 2022, respectively. We had current assets of $998 and current liabilities of $847,229 as of June 30, 2023. As of March 31, 2023, we had current assets of $15,220 and current liabilities of $837,080. We have prepared our unaudited condensed financial statements for the three months ended June 30, 2023 and 2022 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

Results of Operations.

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended
	June 30,
	2023	2022
Revenue	$583	$1,746
Cost of Revenue	(989)	(1,229)
Sales and marketing expenses	–	(226,366)
Other Operating Expenses	(20,984)	(50,156)
Other (Expenses) Income	(2,712)	11,022
Net Income	$(24,102)	$(264,983)

Revenues

The Company generates revenues of $583 and $1,746 for the three months ended June 30, 2023 and 2022, respectively.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2023 and 2022 was $989 and $1,229, respectively.

Sales and marketing expenses

We incurred sales and marketing expenses of $0 and $226,366 for the three months ended June 30, 2023 and 2022, respectively. During the year ended March 31, 2023 and 2022, we engaged with two consultants for expanding sale channels and developing marketing strategies, analyzing and evaluating consumer data services for a term of six months, with a compensation of 19,684,019 shares to be issued upon the completion of the service contracts. The fair value of these shares was $452,732, based on the current market price at the effective date of the agreement and is being amortized over the service period. The two consultants completed their services on June 30, 2022 and the Company has not extended the consultancy agreements with the two consultants. No sales and marketing expenses have been incurred for the 3 months ended June 30, 2023.

Other Operating Expenses (“OPE”)

OPE for the three months ended June 30, 2023 and 2022, were $20,984 and $50,156, respectively. OPE for the three months ended June 30, 2023 and 2022 consisted primarily of general and administrative expenses of $3,062 and $214 and professional fee of $17,922 and $49,942, respectively. The decrease in OPE is due to the US compilation and SEC filing support fee for the period ended September 30, 2021; December 31, 2021 and March 31, 2022 included in the expenses for the three months ended June 30, 2022. The under-provided expenses in those quarters were accounted for in the three months ended June 30, 2022. There were no under-provided expenses of prior quarters accounted for in the three months ended June 30, 2023.

Other (Expenses) Income

Other (expenses) income for the three months ended June 30, 2023 and 2022, were $(2,712) and $11,022, respectively. Other expenses for the three months ended June 30, 2023 consisted primarily of interest expenses of $2,715, net off by an interest income of $3. Other income for the three months ended June 30, 2022 consisted primarily of other income of 12,597 net off by an interest expense of $1,575.

Net Loss

As a result of the above factors, the Company incurred a net loss of $24,102 and $264,983 for the three months ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the three months ended June 30, 2023 and 2022.

	For the Three Months Ended
	June 30,
	2023	2022
Net cash (used in) provided by operating activities	$(45,932)	$2,227
Net cash used in investing activity	–	–
Net cash provided by financing activity	32,857	1,526
Net (decrease) increase in cash and cash equivalents	$(13,205)	$3,695

Net cash used in operating activities was $45,932 for the three months ended June 30, 2023, compared to the net cash provided by operating activities of $2,227 for the three months ended June 30, 2022. The increase of $47,920 or 2151% of net cash used in operating activities was primarily due to the increase in net loss and decreased accrual and other payables during the three months ended June 30, 2023.

Net cash provided by financing activity was $32,857 and $1,526 for the three months period ended June 30, 2023 and 2022, respectively, representing an increase of $31,331 or 2053%. The increase in net cash provided by financing activity was primarily attributable to the advance from a director during the three months period ended June 30, 2023.

Working Capital:

As of June 30, 2023 and March 31, 2023, we had cash and cash equivalent of $283 and $13,488, respectively. As of June 30, 2023 and March 31, 2023, we have incurred accumulated operating losses of $1,681,911 and $1,657,809 since inception. As of June 30, 2023 and March 31, 2023, we had working capital deficit of $846,231 and $821,860, respectively.

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

We expect to incur professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

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

Off-balance Sheet Arrangements

As of June 30, 2023, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above evaluation. In the meantime, management has appointed external consultants to minimize the risk and ascertain compliance with requirements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

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

DH Enchantment, Inc.
(Registrant)

Dated: August 14, 2023	/s/ Sally Kin Yi Lo
Sally Kin Yi Lo
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer)

