Form 10-Q
period 2023-09-30
DH ENCHANTMENT, INC.
filed 2023-11-20
CIK 1300781

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of November 3, 2023, was 831,310,013.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2023	March 31, 2023
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$578	$13,488
Accounts receivable	–	32
Inventories	613	1,700

Total current assets	1,191	15,220

TOTAL ASSETS	$1,191	$15,220

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$66,510	$87,746
Accrued marketing expense	452,732	452,732
Amount due to a director	129,141	78,968
Promissory notes, director	84,282	84,077
Note payable, related party	133,557	133,557

Total current liabilities	866,222	837,080

TOTAL LIABILITIES	866,222	837,080

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Convertible preferred stock; 50,000,000 shares authorized, and 35,000,000 shares undesignated as of September 30, 2023 and March 31, 2023	–	–
Series A preferred stock, $0.002 par value; 5,000,000 shares designated; 3,120,001 issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	6,240	6,240
Series B convertible preferred stock, $0.001 par value; 10,000,000 shares designated; 100,000 shares issued as of September 30, 2023 and March 31, 2023	100	100
Common stock, $0.001 par value; 4,400,000,000 shares authorized; 831,310,013 shares issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	831,310	831,310
Accumulated other comprehensive loss	(2,086)	(1,701)
Accumulated deficit	(1,700,595)	(1,657,809)

Stockholders’ deficit	(865,031)	(821,860)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,191	$15,220

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30,		Six months ended September 30
	2023	2022	2023	2022

Revenue, net	$103	$4,835	$686	$6,581

Cost of revenue	(103)	(1,006)	(1,092)	(2,235)

Gross profit (loss)	–	3,829	(406)	4,346

Operating expenses:
Sales and marketing expenses	–	–	–	(226,366)
General and administrative expenses	(624)	(3,884)	(3,686)	(4,098)
Professional fee	(15,315)	(5,324)	(33,237)	(55,266)
Total operating expenses	(15,939)	(9,208)	(36,923)	(285,730)

LOSS FROM OPERATIONS	(15,939)	(5,379)	(37,329)	(281,384)

Other income (expense)
Sundry income	1	70	4	12,667
Interest expenses, related parties	(2,746)	(2,734)	(5,461)	(4,309)
Total other (expense) income	(2,745)	(2,664)	(5,457)	8,358

LOSS BEFORE INCOME TAXES	(18,684)	(8,043)	(42,786)	(273,026)

Income tax expense	–	–	–	–

NET LOSS	(18,684)	(8,043)	(42,786)	(273,026)

Other comprehensive loss:
– Foreign currency adjustment loss	(116)	(1,712)	(385)	(1,770)

COMPREHENSIVE LOSS	$(18,800)	$(9,755)	$(43,171)	$(274,796)

Net loss per share – Basic and Diluted#	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
– Basic	831,310,013	831,310,013	831,310,013	831,310,013
–Diluted	831,310,013	831,310,013	831,310,013	831,310,013

#	less than $0.001

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Six months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(42,786)	$(273,026)
Change in operating assets and liabilities:
Accounts receivable	32	5,570
Inventories	1,087	–
Accrued liabilities and other payables	(21,236)	181,508

Net cash used in operating activities	(62,903)	(85,948)

Cash flows from financing activities:
Advance from a director	50,173	10,296
Repayment of promissory notes, related parties	–	(49,678)
Proceeds from promissory notes, related parties	–	57,321

Net cash provided by financing activity	50,173	17,939

Foreign currency translation adjustment	(180)	(1,926)

Net change in cash and cash equivalents	(12,910)	(69,935)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,488	111,396

CASH AND CASH EQUIVALENTS, END OF PERIOD	$578	$41,461

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Six Months ended September 30, 2023 and 2022
	Series A preferred stock		Series B Preferred stock		Common stock		Accumulated other		Total
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	comprehensive (loss) income	Accumulated losses	stockholders’ deficit

Balance as of April 1, 2022	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$64	$(1,271,932)	$(434,218)

Foreign currency translation adjustment	–	–	–	–	–	–	(58)	–	(58)
Net loss for the period	–	–	–	–	–	–	–	(264,983)	(264,983)

Balance as of June 30, 2022	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$6	$(1,536,915)	$(699,259)

Foreign currency translation adjustment	–	–	–	–	–	–	(1,712)	–	(1,712)
Net loss for the period	–	–	–	–	–	–	–	(8,043)	(8,043)

Balance as of September 30, 2022	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$(1,706)	$(1,544,958)	$(709,014)

Balance as of April 1, 2023	3,120,001	$6,240	100,000	$100	831,310,013	831,310	(1,701)	$(1,657,809)	(821,860)

Foreign currency translation adjustment	–	–	–	–	–	–	(269)	–	(269)
Net loss for the period	–	–	–	–	–	–	–	(24,102)	(24,102)

Balance as of June 30, 2023	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$(1,970)	$(1,681,911)	$(846,231)

Foreign currency translation adjustment	–	–	–	–	–	–	(116)	–	(116)
Net loss for the period	–	–	–	–	–	–	–	(18,684)	(18,684)

Balance as of September 30, 2023	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$(2,086)	$(1,700,595)	$(865,031)

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE－1       BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on June 29, 2023.

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

Currently, the Company through its subsidiaries, is mainly engaged in the sale and distribution of COVID-19 rapid antigen tester sets.

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

The Company’s revenues for the six months ended September 30, 2023 and 2022 are recognized at a point in time, for both its roles as principal and as agent.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended September 30, 2023 and 2022.

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong via its subsidiary, and maintains its books and records in its local currency, Hong Kong Dollars (“HKD”), which is its functional currency, being the primary currency of the economic environment in which its operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the six months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Period-end HKD:US$ exchange rate	0.1277	0.1274
Average HKD:US$ exchange rate	0.1277	0.1274

•	Comprehensive income

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

Pursuant to ASU 2018-07, the Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of September 30, 2023, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense in the operation.

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

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance ASU 2016-13 for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. In November 2019, the FASB issued ASU No. 2019-10, which is to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has adopted this update on April 1, 2023, and the adoption does not have material impact on Company’s consolidated financial statements and related disclosures.

CECL adoption will have broad impact on the financial statements of financial services firms, which will affect key profitability and solvency measures. Some of the more notable expected changes include:

–	Higher allowance on financial guarantee reserve and finance lease receivable levels and related deferred tax assets. While different asset types will be impacted differently, the expectation is that reserve levels will generally increase across the board for all financial firms.

–	Increased reserve levels may lead to a reduction in capital levels.

–	As a result of higher reserving levels, the expectation is that CECL will reduce cyclicality in financial firms’ results, as higher reserving in “good times” will mean that less dramatic reserve increases will be loan related income (which will continue to be recognized on a periodic basis based on the effective interest method) and the related credit losses (which will be recognized up front at origination). This will make periods of loan expansion seem less profitable due to the immediate recognition of expected credit losses. Periods of stable or declining loan levels will look comparatively profitable as the income trickles in for loans, where losses had been previously recognized.

In March 2023, the FASB issued new accounting guidance, ASU 2023-01, for leasehold improvements associated with common control leases, which is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. The new guidance introduced two issues: terms and conditions to be considered with leases between related parties under common control and accounting for leasehold improvements. The goals for the new issues are to reduce the cost associated with implementing and applying Topic 842 and to promote diversity in practice by entities within the scope when applying lease accounting requirements.

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

For the six months ended September 30, 2023, the Company incurred a net loss of $42,786 and suffered from a working capital deficit of $865,031 as of September 30, 2023. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon improving our profitability and the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE－5       AMOUNT DUE TO A DIRECTOR

As of September 30, 2023, the amount due to a director represented temporary advances made by the Company’s director, Ms LO Kin Yi Sally, which was unsecured, interest-free and repayable on demand.

NOTE－6       NOTE PAYABLE, RELATED PARTY

In August 2021, the Company entered into a loan agreement (the “Agreement”) with Daily Success Development Limited, the Company’s shareholder. Pursuant to the Agreement, the shareholder loaned the Company a principal amount of $133,557, which bears interest at an annual rate of 5% and is repayable on demand.

NOTE－7       PROMISSORY NOTES, DIRECTOR

The Company had promissory notes (the “Notes”) with Miss Sally Kin Yi LO, the Company’s director. Pursuant to the Notes, the noteholder loaned the Company an aggregate principal amount of $84,282, which bears interest at an annual rate of 5% and becomes payable upon maturity on May 4, 2024 and extended date of August 23, 2024 for the amounts of $26,796 and $57,420, respectively.

NOTE－8       STOCKHOLDERS’ DEFICIT

Authorized shares

As of September 30, 2023 and March 31, 2023, the Company’s authorized shares were 4,400,000,000 shares of common stock, with a par value of $0.001, and 50,000,000 shares of convertible preferred stock, issuable in one or more series as may be determined by the Board.

A total of 35,000,000 shares of convertible preferred stock remain undesignated as of September 30, 2023 and March 31, 2023.

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

Issued and outstanding shares

As of September 30, 2023 and March 31, 2023, the Company had 3,120,001 shares of Series A preferred stock issued and outstanding, with a par value of $0.002.

As of September 30, 2023 and March 31, 2023, the Company had 100,000 shares of Series B preferred stock issued and outstanding, with a par value of $0.001.

As of September 30, 2023 and March 31 2023, the Company had 831,310,013 shares of common stock issued and outstanding, with a par value of $0.001.

NOTE－9       NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The following table sets forth the computation of basic and diluted net loss per share for the six months ended September 30, 2023 and 2022:

	Six months ended September 30,
	2023	2022

Net loss attributable to common shareholders	$(42,786)	$(273,026)

Weighted average common shares outstanding
–Basic	831,310,013	831,310,013
–Diluted	831,310,013	831,310,013

Net loss per share
–Basic	$(0.00)	$(0.00)
–Diluted	$(0.00)	$(0.00)

# less than $0.001

For the six months ended September 30, 2023 and 2022, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

NOTE－10       INCOME TAX

The provision for income taxes consisted of the following:

Six months ended September 30,
	2023	2022

Current tax	$–	$–
Deferred tax	–	–

Income tax expense	$–	$–

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in Hong Kong and is subject to taxes in the jurisdictions in which the Company operates, as follows:

United States of America

ENMI is registered in the State of Nevada and is subject to the tax laws of United States of America. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The U.S. corporate tax rate is 21%. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued for interest or penalties as they were not material to its results of operations for the periods presented.

As of September 30, 2023, the Company has U.S. federal operating loss carryforwards of $705,428 and deferred tax assets of $148,140, for which a full valuation allowance has been provided.

For the six months ended September 30, 2023 and 2022, there were no operating income.

BVI

DHIG is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

The Company’s tax provision is zero for the six months ended September 30, 2023 and 2022.

Hong Kong

HSYL operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended September 30, 2023 and 2022 is as follows:

	Six months ended September 30,
	2023	2022

Loss before income taxes	$(9,295)	$(16,737)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(1,534)	(2,762)
Tax effect of non-deductible items	354	339
Net operating loss	1,180	2,423
Income tax expense	$–	$–

As of September 30, 2023, the operations in Hong Kong incurred $146,488 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiry under Hong Kong tax regime. The Company has provided for a full valuation allowance against the deferred tax assets of $24,171 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2023 and March 31, 2023:

	September 30, 2023	March 31, 2023

Deferred tax assets:
Net operating loss carryforwards, from
United States tax regime	$148,140	$141,855
Hong Kong tax regime	24,171	22,991
	172,311	164,846
Less: valuation allowance	(172,311)	(164,846)
Deferred tax assets, net	$–	$–

NOTE－11       RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2023, the Company accrued interest expense of $3,348 in connection with note payable of $133,557 from its shareholder, which bears interest at a rate of 5% per annum and is repayable on demand.

During the six months ended September 30, 2023, the Company accrued interest expense of $672 in connection with promissory notes of $26,796 from its director, Sally Kin Yi LO, which bears interest at a rate of 5% per annum and becomes payable at maturity on May 4, 2024.

During the six months ended September 30, 2023, the Company accrued interest expense of $1,440 in connection with promissory notes of $57,420 from its director, Sally Kin Yi LO, which bears interest at a rate of 5% per annum and becomes payable at maturity on extended date of August 23, 2024.

During the six months ended September 30, 2023 and 2022, the Company has been provided with free office space by its shareholder. The management determined that such cost is nominal and did not recognize the rent expense in its unaudited consolidated financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited consolidated financial statements, the Company has no other significant or material related party transactions during the period presented.

NOTE－12       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended September 30, 2023, one customer contributed in excess of 10% of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended September 30, 2023		September 30, 2023
Customers	Revenues	Percentage of revenues	Accounts receivable

Customer B	$103	100%	$–

For the three months ended September 30, 2022, three individual customers contributed in excess of 10% of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended September 30, 2022		September 30, 2022
Customers	Revenues	Percentage of revenues	Accounts receivable

Customer A	$2,124	44%	$–
Customer B	950	20%	–

Total:	$3,074	64%	$–

For the six months ended September 30, 2023, four customers contributed in excess of 10% of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Six months ended September 30, 2023		September 30, 2023
Customers	Revenues	Percentage of revenues	Accounts receivable

Customer A	$188	27%	–
Customer B	140	20%	–
Customer C	128	19%	–
Customer D	102	15%	–

Total:	$558	$81%	$–

For the six months ended September 30, 2022, two individual customers contributed in excess of 10% of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Six months ended September 30, 2022		September 30, 2022
Customers	Revenues	Percentage of revenues	Accounts receivable

Customer A	$2,124	32%	$–
Customer B	2,117	32%	–

Total:	$4,241	64%	$–

All of the Company’s customers are located in Hong Kong.

(b)	Major vendor

For the three months ended September 30, 2023, no single vendor represented more than 10% of the Company’s purchase cost.

For the three months ended September 30, 2022, one vendor represented more than 10% of the Company’s purchase cost. This vendor accounted for 100% of the Company’s purchase cost amounting to $1,006, with no accounts payable at September 30, 2022.

For the six months ended September 30, 2023, no single vendor represented more than 10% of the Company’s purchase cost.

For the six months ended September 30, 2022, two vendors represented more than 10% of the Company’s purchase cost and its outstanding payable balances as at period-end-dates, are presented as follows.

	Six months ended September 30, 2022		September 30, 2022
Vendors	Purchase cost	Percentage of purchase cost	Accounts payable

Vendor A	$1,630	73%	$–
Vendor B	605	27%	–

Total:	$2,235	100%	$–

All of the Company’s vendors are located in Hong Kong.

(c)	Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations. The Company may also be exposed to the broader global economic conditions.

The present global economic climate with rising global tensions, rising costs and fuel shortage which potentially could escalate and result in global inflation may also impact the Company’s business, financial condition, and results of operations.

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

(e)	Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s policy is to ensure that it has sufficient cash to meet its liabilities when they become due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. A key risk in managing liquidity is the degree of uncertainty in the cash flow projections. This is presently managed through shareholder financial support. If future cash flows are fairly uncertain, the liquidity risk increases.

NOTE－13       COMMITMENTS AND CONTINGENCIES

As of September 30, 2023, the Company has no material commitments or contingencies.

NOTE－14       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2023, up through the date the Company issued the unaudited condensed consolidated financial statements.

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

We are at a development stage company and reported a net loss of $42,786 and $273,026 for the six months ended June 30, 2023 and 2022, respectively. We had current assets of $1,191 and current liabilities of $866,222 as of September 30, 2023. As of March 31, 2023, we had current assets of $15,220 and current liabilities of $837,080.   We have prepared our unaudited condensed financial statements for the six months ended September 30, 2023 and 2022 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

Results of Operations.

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended
	September 30,
	2023	2022
Revenue	$103	$4,835
Cost of Revenue	(103)	(1,006)
Other Operating Expenses	(15,939)	(9,208)
Other Expenses	(2,745)	(2,664)
Net Loss	$(18,684)	$(8,043)

Revenues

The Company generates revenues of $103 and $4,835 for the three months ended September 30, 2023 and 2022, respectively.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2023 and 2022 was $103 and $1,006, respectively. For the three months ended September 30, 2023, certain inventory items on hand since 31 March 2023 were sold at cost due to the close expiration dates of the items.

Other Operating Expenses (“OPE”)

OPE for the three months ended September 30, 2023 and 2022, were $15,939 and $9,208, respectively. OPE for the three months ended September 30, 2023 and 2022 consisted primarily of general and administrative expenses of $624 and $3,884, and professional fee of $15,315 and $5,324, respectively. The increase in OPE in the three months ended September 30, 2023 was as a result of the under-provision of US compilation and SEC support fee for three months ended September 30, 2022.

Other Expenses

Other expenses for the three months ended September 30, 2023 and 2022, were $2,745 and $2,664, respectively. Other expenses for the three months ended September 30, 2023 consisted primarily of interest expenses of $2,746, net off by an interest income of $1. Other income for the three months ended September 30, 2022 consisted primarily of other income of $70, net off by an interest expense of $2,734.

Net Loss

As a result of the above factors, the Company incurred a net loss of $18,684 and $8,043 for the three months ended September 30, 2023 and 2022, respectively.

Six Months Ended September 30, 2023 Compared to the Six Months Ended September 30, 2022

The following table sets forth selected financial information from our statements of comprehensive loss for the six months ended September 30, 2023 and 2022:

	For the Six Months Ended
	September 30,
	2023	2022
Revenue	$686	$6,581
Cost of revenue	(1,092)	(2,235)
Sales and marketing expenses	–	(226,366)
Other Operating Expenses	(36,923)	(59,364)
Other (Expenses) Income	(5,457)	8,358
Net Income	$(42,786)	$(273,026)

Revenues

The Company generates revenues of $686 and $6,581 for the six months ended September 30, 2023 and 2022, respectively.

Cost of Revenues

Cost of revenues for the six months ended September 30, 2023 and 2022 was $1,092 and $2,235, respectively. For the six months ended September 30, 2023, certain inventory items on hand, since 31 March 2023 were sold at cost and below cost, due to the close expiration dates of the items. This has resulted in a gross loss for the 6 months ended September 30,2023.

Sales and marketing expenses

We incurred sales and marketing expenses of $0 and $226,366 for the six months ended September 30, 2023 and 2022, respectively. During the year ended March 31, 2022, we engaged with two consultants for expanding sale channels and developing marketing strategies, analyzing and evaluating consumer data services for a term of six months, with a compensation of 19,684,019 shares to be issued upon the completion of the service contracts. During the six months ended September 30, 2023, no consultants were engaged.

Other Operating Expenses (“OPE”)

OPE for the six months ended September 30, 2023 and 2022, were $36,923 and $59,364, respectively. OPE for the six months ended September 30, 2023 and 2022 consisted primarily of general and administrative expenses of $3,686 and $4,098 and professional fee of $33,237 and $55,266, respectively. The decrease in OPE was due to additional charges of US compilation and SEC support fee that were recorded for the six months ended September 30, 2022 and not incurred for the six months ended September 30, 2023.

Other (Expenses) Income

Other (expenses) income for the six months ended September 30, 2023 and 2022, were $(5,457) and $8,358, respectively. Other expenses for the six months ended September 30, 2023 consisted primarily of interest expenses of $5,461, net off by an interest income of $4. Other income for the six months ended September 30, 2022 consisted primarily of other income of $12,667, net off by an interest expense of $4,309. The decrease was mainly due to other income for the six months ending September 30, 2022 which did not recur in the six months ending September 30,2023. This other income for the six months ending September 30, 2022 related to an overprovision of expenses that was allocated to other income.

Net Loss

As a result of the above factors, the Company incurred a net loss of $42,786 and $273,026 for the six months ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the six months ended September 30, 2023 and 2022.

	For the Six Months Ended
	September 30,
	2023	2022
Net cash used in operating activities	$(62,903)	$(85,948)
Net cash used in investing activity	–	–
Net cash provided by financing activities	50,173	17,939
Net decrease in cash and cash equivalents	$(12,910)	$(69,935)

Net cash used in operating activities was $62,903 for the six months ended June 30, 2023, compared to the net cash used in operating activities of $85,948 for the six months ended September 30, 2022. The decrease of $23,045 or 27% of net cash used in operating activities was primarily due to the decrease in net loss.

Net cash provided by financing activities was $50,173 and $17,939 for the six months period ended September 30, 2023 and 2022, respectively, representing an increase of 32,234 or 1,797%. The increase in net cash provided by financing activities was primarily attributable to an advance from a director during the six months period ended September 30, 2023.

Working Capital:

As of September 30, 2023 and March 31, 2023, we had cash and cash equivalent of $578 and $13,488, respectively. As of September 30, 2023 and March 31, 2023, we have incurred accumulated operating losses of $1,700,595 and $1,657,809 since inception. As of September 30, 2023 and March 31, 2023, we had working capital deficit of $865,031 and $821,860, respectively.

Going Concern

We require additional funding to meet its ongoing obligations and to fund anticipated operating losses. In our filing of the Form 10K for the financial year ended March 31, 2023, our auditor had expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Basis of preparation

Our unaudited condensed financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Use of estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

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

Off-balance Sheet Arrangements

As of September 30, 2023, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above evaluation. In the meantime, management has appointed external consultants to minimize the risk and ascertain compliance with requirements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DH Enchantment, Inc.
(Registrant)

Dated: November 20, 2023	/s/ Sally Kin Yi Lo
Sally Kin Yi Lo
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer)

