Form 10-Q
period 2023-12-31
DH ENCHANTMENT, INC.
filed 2024-02-20
CIK 1300781

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of January 30, 2024, was 831,310,013.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2023	March 31, 2023
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,869	$13,488
Accounts receivable	–	32
Inventories	614	1,700

Total current assets	2,483	15,220

TOTAL ASSETS	$2,483	$15,220

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$34,182	$87,746
Accrued marketing expense	452,732	452,732
Amount due to a director	174,465	78,968
Promissory notes, director	84,480	84,077
Bank overdraft	134	–
Note payable, related party	133,557	133,557

Total current liabilities	879,550	837,080

TOTAL LIABILITIES	879,550	837,080

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Convertible preferred stock; 50,000,000 shares authorized, and 35,000,000 shares undesignated as of December 31, 2023 and March 31, 2023	–	–
Series A preferred stock, $0.002 par value; 5,000,000 shares designated; 3,120,001 issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	6,240	6,240
Series B convertible preferred stock, $0.001 par value; 10,000,000 shares designated; 100,000 shares issued as of December 31, 2023 and March 31, 2023, respectively	100	100
Common stock, $0.001 par value; 4,400,000,000 shares authorized; 831,310,013 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	831,310	831,310
Accumulated other comprehensive loss	(2,673)	(1,701)
Accumulated deficit	(1,712,044)	(1,657,809)

Stockholders’ deficit	(877,067)	(821,860)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,483	$15,220

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended December 31,		Nine months ended December 31
	2023	2022	2023	2022

Revenue, net	$–	$7,325	$686	$13,906

Cost of revenue	–	(6,114)	(1,092)	(8,349)

Gross profit (loss)	–	1,211	(406)	5,557

Operating expenses:
Sales and marketing expenses	–	–	–	(226,366)
General and administrative expenses	(944)	(13,043)	(4,630)	(17,141)
Professional fee	(7,779)	(38,721)	(41,016)	(93,987)
Total operating expenses	(8,723)	(51,764)	(45,646)	(337,494)

LOSS FROM OPERATIONS	(8,723)	(50,553)	(46,052)	(331,937)

Other (expense) income
Sundry (expense) income	–	(3,735)	–	8,932
Interest income	1	1	5	1
Interest expenses, related parties	(2,727)	(2,746)	(8,188)	(7,055)
Total other (expense) income	(2,726)	(6,480)	(8,183)	1,878

LOSS BEFORE INCOME TAXES	(11,449)	(57,033)	(54,235)	(330,059)

Income tax expense	–	–	–	–

NET LOSS	(11,449)	(57,033)	(54,235)	(330,059)

Other comprehensive loss:
– Foreign currency adjustment loss	(587)	(861)	(972)	(2,631)

COMPREHENSIVE LOSS	$(12,036)	$(57,894)	$(55,207)	$(332,690)

Net loss per share – Basic and Diluted#	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
– Basic	831,310,013	831,310,013	831,310,013	831,310,013
– Diluted	831,310,013	831,310,013	831,310,013	831,310,013

# less than $0.001

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Nine months ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(54,235)	$(330,059)

Adjustments to reconcile net loss to net cash provided by operating activities:
Interest expenses	8,188	–

Change in operating assets and liabilities:
Accounts receivable	32	5,537
Inventories	1,086	–
Prepayments and other receivables	–	4,419
Accrued liabilities and other payables	(61,618)	224,731

Net cash used in operating activities	(106,547)	(95,372)

Cash flows from financing activities:
Advance from a director	95,497	14,497
Repayment of promissory notes, related parties	–	(49,753)
Proceeds from promissory notes, related parties	–	57,407

Net cash provided by financing activities	95,497	22,151

Foreign currency translation adjustment	(569)	(2,224)

Net change in cash and cash equivalents	(11,619)	(75,445)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,488	111,396

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,869	$35,951

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Nine Months ended December 31, 2023 and 2022
	Series A preferred stock		Series B Preferred stock		Common stock		Accumulated other		Total
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	comprehensive (loss) income	Accumulated losses	stockholders’ deficit

Balance as of April 1, 2022	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$64	$(1,271,932)	$(434,218)

Foreign currency translation adjustment	–	–	–	–	–	–	(58)	–	(58)
Net loss for the period	–	–	–	–	–	–	–	(264,983)	(264,983)

Balance as of June 30, 2022	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$6	$(1,536,915)	$(699,259)

Foreign currency translation adjustment	–	–	–	–	–	–	(1,712)	–	(1,712)
Net loss for the period	–	–	–	–	–	–	–	(8,043)	(8,043)

Balance as of September 30, 2022	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$(1,706)	$(1,544,958)	$(709,014)

Foreign currency translation adjustment	–	–	–	–	–	–	(861)	–	(861)
Net loss for the period	–	–	–	–	–	–	–	(57,033)	(57,033)

Balance as of December 31, 2022	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$(2,567)	$(1,601,991)	$(766,908)

Balance as of April 1, 2023	3,120,001	$6,240	100,000	$100	831,310,013	831,310	(1,701)	$(1,657,809)	(821,860)

Foreign currency translation adjustment	–	–	–	–	–	–	(269)	–	(269)
Net loss for the period	–	–	–	–	–	–	–	(24,102)	(24,102)

Balance as of June 30, 2023	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$(1,970)	$(1,681,911)	$(846,231)

Foreign currency translation adjustment	–	–	–	–	–	–	(116)	–	(116)
Net loss for the period	–	–	–	–	–	–	–	(18,684)	(18,684)

Balance as of September 30, 2023	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$(2,086)	$(1,700,595)	$(865,031)

Foreign currency translation adjustment	–	–	–	–	–	–	(587)	–	(587)
Net loss for the period	–	–	–	–	–	–	–	(11,449)	(11,449)

Balance as of December 31, 2023	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$(2,673)	$(1,712,044)	$(877,067)

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE－1       BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended December 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on June 29, 2023.

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

Where the Company acts as an agent, the Company recognizes revenue on a net basis as the Company is not responsible for the fulfillment, nor controls the delivery of the promised goods, and has no discretion in establishing prices, and therefore is an agent in the arrangement. For each contract the Company considers the promise to facilitate the arrangement between the parties as the identified performance obligation. The transaction price is determined to be the contracted price to which the Company is entitled to upon completion of its performance obligation.

The Company’s revenues for the nine months ended December 31, 2023 and 2022 are recognized at a point in time, for both its roles as principal and as agent.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the nine months ended December 31, 2023 and 2022.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the nine months ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Period-end HKD:US$ exchange rate	0.1280	0.1282
Average HKD:US$ exchange rate	0.1278	0.1276

•	Comprehensive income

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

For the nine months ended December 31, 2023, the Company incurred a net loss of $54,235 and suffered from a working capital deficit of $877,067 as of December 31, 2023. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon improving our profitability and the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE－5       AMOUNT DUE TO A DIRECTOR

As of December 31, 2023, the amount due to a director represented temporary advances made by the Company’s director, Ms LO Kin Yi Sally, which was unsecured, interest-free and repayable on demand.

NOTE－6       NOTE PAYABLE, RELATED PARTY

In August 2021, the Company entered into a loan agreement (the “Agreement”) with Daily Success Development Limited, the Company’s shareholder. Pursuant to the Agreement, the shareholder loaned the Company a principal amount of $133,557, which bears interest at an annual rate of 5% and is repayable on demand.

NOTE－7       PROMISSORY NOTES, DIRECTOR

The Company had promissory notes (the “Notes”) with Miss Sally Kin Yi LO, the Company’s director. Pursuant to the Notes, the noteholder loaned the Company an aggregate principal amount of $84,480 (equivalent to HK$660,000), which bears interest at an annual rate of 5% and becomes payable upon maturity on May 4, 2024 and extended date of August 23, 2024 for the amounts of $26,880 and $57,600, respectively.

NOTE－8       STOCKHOLDERS’ DEFICIT

Authorized shares

As of December 31, 2023 and March 31, 2023, the Company’s authorized shares were 4,400,000,000 shares of common stock, with a par value of $0.001, and 50,000,000 shares of convertible preferred stock, issuable in one or more series as may be determined by the Board.

A total of 35,000,000 shares of convertible preferred stock remain undesignated as of December 31, 2023 and March 31, 2023.

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

Issued and outstanding shares

As of December 31, 2023 and March 31, 2023, the Company had 3,120,001 shares of Series A preferred stock issued and outstanding, with a par value of $0.002.

As of December 31, 2023 and March 31, 2023, the Company had 100,000 shares of Series B preferred stock issued and outstanding, with a par value of $0.001.

As of December 31, 2023 and March 31 2023, the Company had 831,310,013 shares of common stock issued and outstanding, with a par value of $0.001.

NOTE－9       NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The following table sets forth the computation of basic and diluted net loss per share for the nine months ended December 31, 2023 and 2022:

	Nine months ended December 31,
	2023	2022

Net loss attributable to common shareholders	$(54,235)	$(330,059)

Weighted average common shares outstanding
–Basic	831,310,013	831,310,013
–Diluted	831,310,013	831,310,013

Net loss per share
–Basic	$(0.00)	$(0.00)
–Diluted	$(0.00)	$(0.00)

# less than $0.001

For the nine months ended December 31, 2023 and 2022, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

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

As of December 31, 2023, the Company has U.S. federal operating loss carryforwards of $711,632 and deferred tax assets of $149,443, for which a full valuation allowance has been provided.

For the nine months ended December 31, 2023 and 2022, there was no operating income, respectively.

BVI

DHIG is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

The Company’s tax provision is zero for the nine months ended December 31, 2023 and 2022.

Hong Kong

HSYL operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended December 31, 2023 and 2022 is as follows:

	Nine months ended December 31,
	2023	2022

Loss before income taxes	$(14,390)	$(32,138)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(2,374)	(5,303)
Tax effect of non-deductible items	530	514
Valuation allowance	1,844	4,789
Income tax expense	$–	$–

As of December 31, 2023, the operations in Hong Kong incurred $150,520 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiry under Hong Kong tax regime. The Company has provided for a full valuation allowance against the deferred tax assets of $24,836 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2023 and March 31, 2023:

	December 31, 2023	March 31, 2023

Deferred tax assets:
Net operating loss carryforwards, from
United States tax regime	$149,443	$141,855
Hong Kong tax regime	24,836	22,991
	174,279	164,846
Less: valuation allowance	(174,279)	(164,846)
Deferred tax assets, net	$–	$–

NOTE－11       RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2023, the Company accrued interest expense of $5,011 in connection with note payable of $133,557 from its shareholder, which bears interest at a rate of 5% per annum and is repayable on demand.

During the nine months ended December 31, 2023, the Company accrued interest expense of $1,011 in connection with promissory notes of $26,880 from its director, Sally Kin Yi LO, which bears interest at a rate of 5% per annum and becomes payable at maturity on May 4, 2024.

During the nine months ended December 31, 2023, the Company accrued interest expense of $2,166 in connection with promissory notes of $57,600 from its director, Sally Kin Yi LO, which bears interest at a rate of 5% per annum and becomes payable at maturity on extended date of August 23, 2024.

During the nine months ended December 31, 2023 and 2022, the Company has been provided with free office space by its shareholder. The management determined that such cost is nominal and did not recognize the rent expense in its unaudited consolidated financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited consolidated financial statements, the Company has no other significant or material related party transactions during the period presented.

NOTE－12       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended December 31, 2023, no customer contributed in excess of 10% of the Company’s revenues.

For the three months ended December 31, 2022, three individual customers contributed in excess of 10% of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended December 31, 2022		December 31, 2022
Customers	Revenues	Percentage of revenues	Accounts receivable

Customer E	$2,233	31%	$–
Customer C	1,965	27%	–
Customer F	1,058	14%	–

Total:	$5,256	72%	$–

For the nine months ended December 31, 2023, four customers contributed in excess of 10% of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Nine months ended December 31, 2023		December 31, 2023
Customers	Revenues	Percentage of revenues	Accounts receivable

Customer A	$188	27%	–
Customer B	141	21%	–
Customer C	128	19%	–
Customer D	102	15%	–

Total:	$559	$82%	$–

For the nine months ended December 31, 2022, four individual customers contributed in excess of 10% of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Nine months ended December 31, 2022		December 31, 2022
Customers	Revenues	Percentage of revenues	Accounts receivable

Customer C	$2,494	18%	$–
Customer G	2,233	16%	–
Customer E	2,233	16%	–
Customer G	2,126	15%	–

Total:	$9,086	65%	$–

All of the Company’s customers are located in Hong Kong.

(b)	Major vendor

For the three months ended December 31, 2023, no single vendor represented more than 10% of the Company’s purchase cost.

For the three months ended December 31, 2022, one vendor represented more than 10% of the Company’s operating cost. This vendor accounted for 100% of the Company’s operating cost amounting to $6,114 with no accounts payable at December 31, 2022.

For the nine months ended December 31, 2023, no single vendor represented more than 10% of the Company’s purchase cost.

For the nine months ended December 31, 2022, one vendor represented more than 10% of the Company’s purchase cost and its outstanding payable balance as at period-end-date, is presented as follows.

	Nine months ended December 31, 2022		December 31, 2022
Vendors	Purchase cost	Percentage of purchase cost	Accounts payable

Vendor A	$7,743	93%	$–
Total:	$7,743	93%	$–

All of the Company’s vendors are located in Hong Kong.

(c)	Economic and political risk

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s policy is to ensure that it has sufficient cash to meet its liabilities when they become due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. A key risk in managing liquidity is the degree of uncertainty in the cash flow projections. This is presently managed through shareholder financial support. If future cash flows are fairly uncertain, the liquidity risk increases, and if financial  support is withdrawn, the company will not be able to settle liabilities as they fall due.

NOTE－13       COMMITMENTS AND CONTINGENCIES

As of December 31, 2023, the Company has no material commitments or contingencies.

NOTE－14       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023, up through the date the Company issued the unaudited condensed consolidated financial statements.

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

We are at a development stage company and reported a net loss of $54,235 and $330,059 for the nine months ended December 31, 2023 and 2022, respectively. We had current assets of $2,483 and current liabilities of $879,550 as of December 31, 2023. As of March 31, 2023, we had current assets of $15,220 and current liabilities of $837,080. We have prepared our unaudited condensed financial statements for the nine months ended December 31, 2023 and 2022 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

Results of Operations.

Three Months Ended December 31, 2023 Compared to the Three Months Ended December 31, 2022

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended December 31, 2023 and 2022:

	For the Three Months Ended
	December 31,
	2023	2022
Revenue	$–	$7,325
Cost of Revenue	–	(6,114)
Other Operating Expenses	(8,723)	(51,764)
Other Expenses	(2,726)	(6,480)
Net Loss	$(11,449)	$(57,033)

Revenues

The Company generated revenues of $0 and $7,325 for the three months ended December 31, 2023 and 2022, respectively.

Cost of Revenues

Cost of revenues for the three months ended December 31, 2023 and 2022 was $0 and $6,114, respectively. For the three months ended December 31, 2023, no inventory items were sold.

Other Operating Expenses (“OPE”)

OPE for the three months ended December 31, 2023 and 2022, were $8,723 and $51,764, respectively. OPE for the three months ended December 31, 2023 and 2022 consisted primarily of general and administrative expenses of $944 and $13,043 respectively, and professional fee of $7,779 and $38,721, respectively. The decrease in OPE in the three months ended December 31, 2023 was as a result of the under-provision of US compilation and SEC support fee for three months ended December 31, 2022.

Other Expenses

Other expenses for the three months ended December 31, 2023 and 2022, were $2,726 and $6,480, respectively. Other expenses for the three months ended December 31, 2023 consisted primarily of interest expenses of $2,727, net off by an interest income of $1. Other expenses for the three months ended December 31, 2022 consisted primarily of interest expense of $2,746 and sundry expense of $3,735, net off by other income of $1.

Net Loss

As a result of the above factors, the Company incurred a net loss of $11,449 and $57,033 for the three months ended December 31, 2023 and 2022, respectively.

Nine Months Ended December 31, 2023 Compared to the Nine Months Ended December 31, 2022

The following table sets forth selected financial information from our statements of comprehensive loss for the nine months ended December 31, 2023 and 2022:

	For the Nine Months Ended
	December 31,
	2023	2022
Revenue	$686	$13,906
Cost of Revenue	(1,092)	(8,349)
Sales and Marketing Expenses	–	(226,366)
Other Operating Expenses	(45,646)	(111,128)
Other (Expenses) Income	(8,183)	1,878
Net Income	$(54,235)	$(330,059)

Revenues

The Company generates revenues of $686 and $13,906 for the nine months ended December 31, 2023 and 2022, respectively.

Cost of Revenues

Cost of revenues for the nine months ended December 31, 2023 and 2022 was $1,092 and $8,349, respectively. For the nine months ended December 31, 2023, certain inventory items on hand, since 31 March 2023 were sold at cost and below cost, due to the close expiration dates of the items. This has resulted in a gross loss for the nine months ended December 31,2023.

Sales and Marketing Expenses

We incurred sales and marketing expenses of $0 and $226,366 for the nine months ended December 31, 2023 and 2022, respectively. During the year ended March 31, 2022, we engaged with two consultants for expanding sale channels and developing marketing strategies, analyzing and evaluating consumer data services for a term of six months, with a compensation of 19,684,019 shares to be issued at US$0.001 per share upon the completion of the service contracts. During the nine months ended December 31, 2023, no consultants were engaged.

Other Operating Expenses (“OPE”)

OPE for the nine months ended December 31, 2023 and 2022, were $45,646 and $111,128, respectively. OPE for the nine months ended December 31, 2023 and 2022 consisted primarily of general and administrative expenses of $4,630 and $17,141 and professional fee of $41,016 and $93,987, respectively. The decrease in OPE was due to additional charges of US compilation and SEC support fee that were recorded for the nine months ended December 31, 2022 and not incurred for the nine months ended December 31, 2023.

Other (Expenses) Income

Other (expenses) income for the nine months ended December 31, 2023 and 2022, were ($8,183) and $1,878, respectively. Other expenses for the nine months ended December 31, 2023 consisted primarily of interest expenses of $8,188, net off by an interest income of $5. Other income for the nine months ended December 31, 2022 consisted primarily of other income of $8,933, net off by an interest expense of $7,055. The decrease was mainly due to other income for the nine months ended December 31, 2022 which did not recur in the nine months ended December 31,2023. This other income for the nine months ended December 31, 2022 related to reversal of certain liabilities which were in excess of the commitment.

Net Loss

As a result of the above factors, the Company incurred a net loss of $54,235 and $330,059 for the nine months ended December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the nine months ended December 31, 2023 and 2022.

	For the Nine Months Ended
	December 31,
	2023	2022
Net cash used in operating activities	$(106,547)	$(95,372)
Net cash used in investing activity	–	–
Net cash provided by financing activities	95,497	22,151
Net decrease in cash and cash equivalents	$(11,619)	$(75,445)

Net cash used in operating activities was $106,547 for the nine months ended December 31, 2023, compared to the net cash used in operating activities of $95,372 for the nine months ended December 31, 2022. The increase of $11,175 or 12% of net cash used in operating activities was primarily due to the settlement during the period of some accrued liabilities and other payables relating to prior periods.

Net cash provided by financing activities was $95,497 and $22,151 for the nine months ended December 31, 2023 and 2022, respectively, representing an increase of $73,346 or 331%. The increase in net cash provided by financing activities was primarily attributable to an advance from a director during the nine months ended December 31, 2023.

Working Capital:

As of December 31, 2023 and March 31, 2023, we had cash and cash equivalent of $1,869 and $13,488, respectively. As of December 31, 2023 and March 31, 2023, we have incurred accumulated operating losses of $1,712,044 and $1,657,809 since inception. As of December 31, 2023 and March 31, 2023, we had working capital deficit of $877,067 and $821,860, respectively.

Going Concern

We require additional funding to meet our ongoing obligations and to fund anticipated operating losses. In our filing of the Form 10K for the financial year ended March 31, 2023, our auditor had expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund our initial business plan and ultimately to attain profitable operations. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Off-balance Sheet Arrangements

As of December 31, 2023, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above evaluation. In the meantime, management has appointed external consultants to minimize the risk and ascertain compliance with requirements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DH Enchantment, Inc.
(Registrant)

Dated: February 20, 2024	/s/ Sally Kin Yi Lo
Sally Kin Yi Lo
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer)

