Form 10-K
period 2024-03-31
DH ENCHANTMENT, INC.
filed 2024-07-01
CIK 1300781

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at June 28, 2024
Common Stock, $0.001 par value per share	831,310,013 shares

The aggregate market value of the 111,310,013 shares of Common Stock of the registrant held by non-affiliates on September 29, 2023, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $1,001,790.

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

We reported a net loss of $156,153 and $385,877 for the years ended March 31, 2024 and 2023, respectively. We had current assets of $3,814 and current liabilities of $989,778 as of March 31, 2024. As of March 31, 2023, our current assets and current liabilities were $15,220 and $837,080, respectively. We have prepared our financial statements for the years ended March 31, 2024 and 2023 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon the continuing financial support from our stockholders and future generation of profitable operations. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

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

Effective July 1, 2021, Sally Lo converted 280,000 shares of her Series A Preferred Stock into 22,400,000 shares of Common Stock. As a result, Sally Lo holds 252,000,000 Common Shares (30.31%) and 945,000 Series A Preferred Shares (30.29%).

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

Future Development

On March 29, 2024, the Company entered into a Share Exchange Agreement with OLS Asia Corporation, a British Virgin Island corporation (“Buyippee”), and certain Investors pursuant to which the Issuer agreed to issue Twenty Billion (20,000,000,000) shares of its common stock, par value $0.001, to acquire One Thousand (1,000) shares of the OLS Asia Corporation, a British Virgin Island corporation (“OLS”) (representing all of the total issued and outstanding shares of OLS’s Common Stock) held by such Investors. OLS is engaged in the logistics business.  As of the date of this report, the agreement is not yet completed.

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

The Company is also exploring venturing into new businesses via acquisitions in its future plans to generate profitable income.

Product

Images of HSY’s product are shown below:

Sales and Marketing.

HSY’s main customers are major distributors of personal hygiene products into the market. The distributors handle all retail market channels, which minimize our sales and marketing costs. Similar model will be applied when expanding to other overseas markets.

Major Customers.

All of HSY’s major customers are located in Hong Kong. During the years ended March 31, 2024 and 2023, the following customer accounted for 10% or more of our total net revenues:

Customer name	Year ended March 31, 2024		March 31, 2024
	Revenues	Percentage of revenues	Trade accounts receivable
Yan Tak Pharmacy	$189	28%	$–
Kennedy Town Dispensary Ltd	141	21%	–
Superb Health Pharmacy	128	19%	–
Hung Fai Enterprise	102	15%	–
	$560	83%	$–

	Year ended March 31, 2023		March 31, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Superb Health Pharmacy	$2,615	17%	$–
Bennett Management Group Limited	2,615	17%	–
Victoria Dispensary	2,233	15%	–
Victoria Hub Capital	2,126	14%	–
Livesmart Rehab Shop (QE)	1,829	12%	–
	$11,418	75%	$–

Generally, HSY is not a party to any long-term agreements with its customers. From time to time, HSY may enter into long term contracts with major customers and subcontract the performance of the contract to corresponding network partner according to the price and area.

Major Vendors.

For the year ended March 31, 2024, no single vendor represented more than 10% of the Company’s purchase cost.

For the years ended March 31, 2023, the following vendor represented more than 10% of the Company’s cost of revenues.

Vendor name	Year ended March 31, 2023		March 31, 2023
	Cost of revenues	Percentage of cost of revenues	Accounts payable
Phase Scientific International Limited	$6,040	91%	$–

Seasonality.

HSY’s business is highly dependent upon the COVID-19 pandemic in Hong Kong and China. Since the COVID-19 pandemic has been under control, we intend to diversify our product types to include products that address seasonal influenza for the interest of public health.

CORPORATE INFORMATION

Our principal executive and registered offices are located at Unit A, 13/F, Gee Luen Factory Building, 316-318 Kwun Tong Road, Kowloon, Hong Kong, telephone number +852 2621 3288. Our website is located at https://indicaid-hoshunyi.com/.

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

EMPLOYEES AND CONSULTANTS

HSY has the following full time employees and consultants located at Hong Kong as set forth below:

Executive officers	1
Operation	–
Sale and marketing	–
Administration Staff	–
Total	1

HSY is required to contribute to the pension fund for all eligible employees in Hong Kong between the ages of eighteen and sixty five. HSY is required to contribute a specified percentage of the participant’s income based on his or her age and wage level. For the years ended March 31, 2024 and 2023, the pension contributions by HSY were $0 and $0, respectively. HSY has not experienced any significant labor disputes or any difficulties in recruiting staff for its operations.

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

Hong Kong

The INDICAID COVID-19 Rapid Antigen Test product is endorsed by the Hong Kong government and is used by all government tests, accuracy of the product may still be challenged and may face future regulatory requirements.

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

An employer must also comply with all legal obligations under the Mandatory Provident Fund Schemes Ordinance, (CAP485). These include enrolling all qualifying employees in MPF schemes and making MPF contributions for them. Except for exempt persons, employer should enroll both full-time and part-time employees who are at least 18 but under 65 years of age in an MPF scheme within the first 60 days of employment. The 60-day employment rule does not apply to casual employees in the construction and catering industries. Pursuant to the said Ordinance, we are required to make MPF contributions for our Hong Kong employees once every contribution period (generally the wage period within 1 month). Employers and employees are each required to make regular mandatory contributions of 5% of the employee’s relevant income to an MPF scheme, subject to the minimum and maximum relevant income levels. For a monthly-paid employee, the minimum and maximum relevant income levels are $899 and $3,854, respectively.

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

Near-Term Requirements For Additional Capital

We are in active discussions in acquiring a new business. Depending upon the business acquired, our near term capital requirements change accordingly. If we are not successful in acquiring a new business, we believe that we will require approximately $1-2 million over the next 12 months  and approximately $1-2 million for the twelve month period beyond such initial 12 month period to implement our plan for the existing business. For the immediate future, we intend to finance our business expansion efforts through loans from existing shareholders or financial institutions.

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

We are indebted to our executive officer and director   in the approximate amount of US$278,805.

As of March 31, 2024, we are indebted to Sally Lo, our executive officer and director by way of loan of $194,523 and by promissory note of $84,282. We may not be able to generate sufficient cash flow to repay these loans. If we issue additional securities as repayment, our shareholders may experience significant dilution. Additionally, loan repayment before achievement of profitability may cause us to delay implementing our business plans to expand.

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

Our business plan contemplates the expansion of our operations through organic means and through acquisitions or investments in additional businesses, products and technologies. Presently, we do not generate sufficient revenue from operations to finance expansion or acquisition needs. We expect to finance such future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances and acquisition of future profitable business. We cannot be certain that additional funding will be available on acceptable terms, or at all or the successful completion of future profitable acquisitions. If adequate funds are not available or generated, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts.

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

HSY’s business operations may be adversely affected by the current and future political environment in the PRC. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. We expect the Hong Kong and PRC legal systems to rapidly evolve in the near future with the Hong Kong legal system becoming closer aligned with legal system in China. There is a risk that the PRC government will intervene or influence our operations at any time, including exerting more oversight and control over companies operating in Hong Kong and the PRC, offerings conducted overseas and or foreign investment in Hong Kong and PRC based issuers, which could result in a material change in our operations and or the value of our common stock. These actions may be reflected in the changing interpretations and enforcement of many laws, regulations and rules in Hong Kong and the PRC that may not always be uniform and with little to no advance notice. HSY’s business operations and its ability to operate in Hong Kong, and DH Enchantment, Inc’s ability offers or continue to offer securities to investors and continue to invest in Hong Kong and or PRC based issuers may be harmed by these changes in laws and regulations, including those relating to taxation, import and export tariffs, healthcare regulations, environmental regulations, land use and property ownership rights, and other matters. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in Hong Kong or particular regions thereof, and could limit or completely hinder DH Enchantment, Inc.’s ability to offer or continue to offer securities to investors or require us to divest ourselves of any interest we then hold in Hong Kong properties or joint ventures. Any such actions (including divesture or similar actions) could result in a material adverse effect on us and on your investment in DH Enchantment, Inc. and could cause the value of DH Enchantment, Inc.’s securities and your investment in DH Enchantment, Inc.’s securities to significantly decline or be worthless.

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

In November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which became effective in June 2017. The CSL is the first PRC law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On September 1, 2021, the Standing Committee of the NPC adopted the PRC Data Security Law which sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits. On February 15, 2022, the Measures for Cybersecurity Review issued by the Cyberspace Administration of China in July 2021 became effective (the “2021 Measures”). The 2021 Measures required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. Article 7 of the 2021 Measures states that “Where any network platform operator who possesses the personal information of more than one million users seeks foreign listings, it shall file an application with the Office of Cybersecurity Review for cybersecurity review.” The cybersecurity review will also investigate the potential national security risks from overseas IPOs.

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

Under U.S. federal securities legislation, DH Enchantment, Inc.’s common stock will constitute “penny stock”. Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor's account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of DH Enchantment, Inc.’s common stock and cause a decline in the market value of DH Enchantment, Inc.’s stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our insiders beneficially own a significant portion of DH Enchantment, Inc.’s stock, and accordingly, may have control over stockholder matters, our business and management.

As of the date of this annual report, each of Sally Lo, our sole executive officer and director, and Daily Success Development Limited, our major stockholder, holds 252,00,000 and 468,000,000 shares of our common stock, respectively, representing approximately 30.31% an 56.30%, respectively, of DH Enchantment Inc.’s issued and outstanding common stock, for an aggregate amount of 720,000,000 shares of DH Enchantment, Inc.’s common stock, or approximately 86.61% of DH Enchantment, Inc.’s issued and outstanding shares of common stock. In addition, Ms. Lo and Daily Success Development Limited also own approximately 86.54% of DH Enchantment, Inc.’s issued and outstanding Series A Convertible Preferred Stock and 100% of DH Enchantment, Inc.’s issued and outstanding Series B Convertible Preferred Stock. As a result, our management team and major stockholder will have significant influence to:

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

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

At present the Company has minimal risks related to Cybersecurity as its operational business is not conducted on the internet or available through the internet.

The identification, detection, prevention and remediation of known or potential IT security vulnerabilities, including those arising from third-party hackers, hardware or software, is extremely costly and time consuming. The Company does not have the manpower, expertise or financial resources to effectively identify, detect, prevent or remediate cybersecurity risks. No assurance or guarantee whatsoever can be given that Company will not be damaged by the exploitation of its cybersecurity vulnerabilities.

During the year ended, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “ENMI”. As of June 28, 2024, the last closing price of our securities was $0.0020. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended March 31, 2024:
Fourth Quarter	$0.0023	$0.0006
Third Quarter	$0.0088	$0.0020
Second Quarter	$0.0090	$0.0025
First Quarter	$0.0065	$0.0030
Fiscal year ended March 31, 2023:
Fourth Quarter	$0.0105	$0.0035
Third Quarter	$0.0148	$0.0014
Second Quarter	$0.0200	$0.0076
First Quarter	$0.0177	$0.0087

(b)  Approximate Number of Holders of Common Stock

As of June 28, 2024, there were approximately 69 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

None.

ITEM 6.  RESERVED

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended March 31, 2024, and 2023. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

We are at a development stage company and reported a net loss of $156,153 and $385,877 for the years ended March 31, 2024 and 2023, respectively. We had current assets of $3,814 and current liabilities of $989,778 as of March 31, 2024. As of March 31, 2023, our current assets and current liabilities were $15,220 and $837,080, respectively. Our financial statements for the years ended March 31, 2024 and 2023 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Results of Operations.

Comparison of the fiscal years ended March 31, 2024 and March 31, 2023

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended March 31,
	2024	2023
Revenue	$686	$15,098
Cost of revenue	(1,092)	(6,646)
Sales and marketing expenses	–	(226,366)
Other operating expenses	(144,833)	(158,226)
Other expenses	(10,914)	(9,737)
Net loss	$(156,153)	$(385,877)

Revenue. We generated revenues of $686 and $15,098 for the years ended March 31, 2024 and 2023.

During the years ended March 31, 2024 and 2023, the following customer accounted for 10% or more of our total net revenues:

Customer name	Year ended March 31, 2024		March 31, 2024
	Revenues	Percentage of revenues	Trade accounts receivable
Yan Tak Pharmacy	$189	28%	$–
Kennedy Town Dispensary Ltd	141	21%	–
Superb Health Pharmacy	128	19%	–
Hung Fai Enterprise	102	15%	–
	$560	83%	$–

Customer name	Year ended March 31, 2023		March 31, 2023
	Revenues	Percentage of revenues	Trade accounts receivable
Superb Health Pharmacy	$2,615	17%	$–
Bennett Management Group Limited	2,615	17%	–
Victoria Dispensary	2,233	15%	–
Victoria Hub Capital	2,126	14%	–
Livesmart Rehab Shop (QE)	1,829	12%	–
	$11,418	75%	$–

Cost of Revenue. Cost of revenue for the years ended March 31, 2024 and 2023 was $1,092 and $6,646, respectively. For the year ended March 31, 2024, certain inventory items on hand, since 31 March 2023 were sold at cost and below cost, due to the close expiration dates of the items. This has resulted in a gross loss for the year ended March 31,2024.

For the year ended March 31, 2024, no single vendor represented more than 10% of the Company’s purchase cost.

During the year ended March 31, 2023, the following vendor accounted for 10% or more of our total net cost of revenue:

Vendor name	Year ended March 31, 2023		March 31, 2023
	Cost of Revenues	Percentage of cost of revenues	Trade accounts payable
Phase Scientific International Limited	$6,040	91%	$–

Sales and marketing expenses. We incurred sales and marketing expenses of $0 and $226,366 for the years ended March 31, 2024 and 2023, respectively. During the year ended March 31, 2022, we engaged with two consultants for expanding sale channels and developing marketing strategies, analyzing and evaluating consumer data services for a term of six months, with a compensation of 19,684,019 shares to be issued at US$0.001 per share upon the completion of the service contracts. During the years ended December 31, 2024 and 2023, no consultants were engaged.

Other Operating Expenses (“OPE”). OPE for the years ended March 31, 2024 and 2023, were $144,833 and $158,226, respectively. OPE for the years ended March 31, 2024 and 2023 consisted primarily of general and administrative expenses of 5,518 and $5,203 and professional fee of $139,315 and $153,023, respectively. The decrease in OPE was mainly due to decrease in accounting fee.

Other Expenses. Other expenses for the years ended March 31, 2024 and 2023, were 10,914 and $9,737, respectively. Other expenses for the year ended March 31, 2024 consisted primarily of interest expenses of $10,923, net off by an interest income of $9. Other income for the year ended March 31, 2023 consisted primarily of interest expenses of $9,741, net off by an interest income of $4. The increase was mainly due to increase in the accrual of interest expenses during the year.

Liquidity and Capital Resources

As of March 31, 2024 and March 31, 2023, we had cash and cash equivalents of $2,917 and $13,488.

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

Cash Flows

The following summarizes our cash flows for the years ended March 31, 2024 and 2023:

	Fiscal Years Ended March 31
	2024	2023
Net cash used in operating activities	$(118,380)	$(118,239)
Net cash provided by investing activities	–	–
Net cash provided by financing activities	$115,555	$22,247

Net Cash Used In Operating Activities.

For the year ended March 31, 2024, net cash used in operating activities was $118,380 which consisted primarily of a net loss of $156,153, interest expense of $10,923, a decrease in inventory of $1,087, a decrease in accounts receivables of $32 and an increase in other payable and accruals of $25,731.

For the year ended March 31, 2023, net cash used in operating activities was $118,239 which consisted primarily of a net loss of $385,877 and an increase in inventory of $1,700, offset by a decrease in prepayment and other receivables of $4,419, a decrease in accounts receivables of 5,586 and an increase in other payable and accruals of $259,333.

Net Cash Provided By Investing Activities.

For the years ended March 31, 2024 and 2023, there was no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the year ended March 31, 2024, net cash provided by financing activities was $115,555 consisting of advance from a director of $115,555.

For the year ended March 31, 2023, net cash provided by financing activities was $22,247 consisting of advance from a director of $14,603 and proceed from issuance of promissory notes of $57,326 from related parties, offset by repayment to promissory notes of $49,682.

Material Cash Requirements

We only have minimal income in the fiscal year 2024, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2025 fiscal year to be significantly higher than 2023 fiscal year. As of March 31, 2024, we had an accumulated deficit of $1,813,962. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We have no contractual obligations and commercial commitments as of March 31, 2024.

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

The Company’s revenues for the years ended March 31, 2024 and 2023 are recognized at a point in time, for both its roles as principal and as agent.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Stockholder of

DH ENCHANTMENT, INC.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of DH Enchantment, Inc. and its subsidiaries (the ‘Company’) as of March 31, 2024 and 2023, and the related consolidated statement of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for the year ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended March 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company incurred a net loss of $156,153 and suffered from a working capital deficit of $985,964 as of March 31, 2024. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Kuala Lumpur, Malaysia

July 1, 2024

DH ENCHANTMENT, INC.

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of March 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$3,201	$13,488
Accounts receivable	–	32
Inventories	613	1,700

Total current assets	3,814	15,220

TOTAL ASSETS	$3,814	$15,220

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$124,400	$87,746
Accrued marketing expense	452,732	452,732
Amount due to a director	194,523	78,968
Promissory notes, director	84,282	84,077
Bank overdraft	284	–
Note payable, related party	133,557	133,557

Total current liabilities	989,778	837,080

TOTAL LIABILITIES	989,778	837,080

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Convertible preferred stock; 50,000,000 shares authorized, and 35,000,000 shares undesignated as of March 31, 2024 and 2023	–	–
Series A preferred stock, $0.002 par value; 5,000,000 shares designated; 3,120,001 issued and outstanding as of March 31, 2024 and 2023, respectively	6,240	6,240
Series B convertible preferred stock, $0.001 par value; 10,000,000 shares designated; 100,000 shares issued as of March 31, 2024 and 2023, respectively	100	100
Common stock, $0.001 par value; 4,400,000,000 shares authorized; 831,310,013 shares issued and outstanding as of March 31, 2024 and 2023, respectively	831,310	831,310
Accumulated other comprehensive loss	(9,652)	(1,701)
Accumulated deficit	(1,813,962)	(1,657,809)

Stockholders’ deficit	(985,964)	(821,860)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,814	$15,220

See accompanying notes to consolidated financial statements.

DH ENCHANTMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended March 31,
	2024	2023

Revenue, net	$686	$15,098

Cost of revenue	(1,092)	(6,646)

Gross (loss) profit	(406)	8,452

Operating expenses:
Sale and marketing expense	–	(226,366)
General and administrative expense	(5,518)	(5,203)
Professional fee	(139,315)	(153,023)

Total operating expenses	(144,833)	(384,592)

LOSS FROM OPERATIONS	(145,239)	(376,140)

Other expense:
Interest income	9	4
Interest expenses, related parties	(10,923)	(9,741)

Total other expense	(10,914)	(9,737)

LOSS BEFORE INCOME TAXES	(156,153)	(385,877)

Income tax expense	–	–

NET LOSS	(156,153)	(385,877)

Other comprehensive loss:
– Foreign currency adjustment loss	(7,951)	(1,765)

COMPREHENSIVE LOSS	$(164,104)	$(387,642)

Net loss per share – Basic and Diluted#	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic	831,310,013	831,310,013
– Diluted	831,310,013	831,310,013

#	less than $0.001

See accompanying notes to consolidated financial statements.

DH ENCHANTMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(156,153)	$(385,877)

Adjustments to reconcile net loss to net cash provided by operating activities:
Interest expenses	10,923	–

Change in operating assets and liabilities:
Inventories	1,087	(1,700)
Accounts receivable	32	5,586
Prepayments and other receivables	–	4,419
Accrued liabilities and other payables	25,731	259,333
Net cash used in operating activities	(118,380)	(118,239)

Cash flows from financing activities:
Advance from a director	115,555	14,603
Proceeds from promissory notes, related parties	–	57,326
Repayment of promissory notes, related parties	–	(49,682)
Net cash provided by financing activities	115,555	22,247

Foreign currency translation adjustment	(7,746)	(1,916)

Net change in cash and cash equivalents	(10,571)	(97,908)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,488	111,396

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,917	$13,488

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to consolidated financial statements.

DH ENCHANTMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series A preferred stock		Series B Preferred stock		Common stock
	No. of		No. of		No. of
	shares	Amount	shares	Amount	shares	Amount

Balance as of March 31, 2022	3,120,001	$6,240	100,000	$100	831,310,013	$831,310

Foreign currency translation adjustment	–	–	–	–	–	–
Net loss for the year	–	–	–	–	–	–

Balance as of March 31, 2023	3,120,001	$6,240	100,000	$100	831,310,013	$831,310

Foreign currency translation adjustment	–	–	–	–	–	–
Net loss for the year	–	–	–	–	–	–

Balance as of March 31, 2024	3,120,001	$6,240	100,000	$100	831,310,013	$831,310

	Additional Paid-in	Accumulated other comprehensive (loss)	Accumulated	Total stockholders’
	capital	income	losses	deficit

Balance as of April 1, 2022	$–	$64	$(1,271,932)	(434,218)

Foreign currency translation adjustment	–	(1,765)	–	(1,765)
Net loss for the year	–	–	(385,877)	(385,877)

Balance as of March 31, 2023	$–	$(1,701)	$(1,657,809)	(821,860)

Foreign currency translation adjustment	–	(7,951)	–	(7,951)
Net loss for the year	–	–	(156,153)	(156,153)

Balance as of March 31, 2024	–	(9,652)	$(1,813,962)	$(985,964)

See accompanying notes to consolidated financial statements.

DH ENCHANTMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

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

On March 29, 2024, the Company entered into a Share Exchange Agreement with OLS Asia Corporation, a British Virgin Island corporation (“Buyippee”), and certain Investors pursuant to which the Issuer agreed to issue Twenty Billion (20,000,000,000) shares of its common stock, par value $0.001, to acquire One Thousand (1,000) shares of the OLS Asia Corporation, a British Virgin Island corporation (“OLS”) (representing all of the total issued and outstanding shares of OLS’s Common Stock) held by such Investors. OLS is engaged in the logistics business. As of the date of this report, the agreement is not yet completed.

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

The Company’s revenues for the years ended March 31, 2024 and 2023 are recognized at a point in time, for both its roles as principal and as agent.

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

●   Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended March 31, 2024 and 2023.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the years ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Year-end HKD:US$ exchange rate	0.1277	0.1274
Annualized average HKD:US$ exchange rate	0.1278	0.1276

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

For the year ended March 31, 2024, the Company incurred a net loss of $156,153 suffered from a working capital deficit of $985,964 as of March 31, 2024. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon improving our profitability and the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

4. AMOUNTS DUE TO A DIRECTOR

As of March 31, 2024 and 2023, the amount due to a director represented temporary advances made by the Company’s director, Ms LO Kin Yi Sally, which was unsecured, interest-free and repayable on demand.

5. NOTE PAYABLE, RELATED PARTY

In August 2021, the Company entered into a loan agreement (the “Agreement”) with Daily Success Development Limited, the Company’s shareholder. Pursuant to the Agreement, the shareholder loaned the Company a principal amount of $133,557, which bears interest at an annual rate of 5% and is repayable on demand.

6. PROMISSORY NOTES, DIRECTOR

The Company had promissory notes (the “Notes”) with Miss Sally Kin Yi LO, the Company’s director. Pursuant to the Notes, the noteholder loaned the Company an aggregate principal amount of $84,282 (equivalent to HK$660,000), which bears interest at an annual rate of 5% and becomes payable upon maturity dates on May 4, 2024 and on August 23, 2024 (as extended) for the amounts of $26,817 and $57,465, respectively. Subsequent to year end, the maturity of the note amounting to $26,817 was extended to May 4, 2025.

7. STOCKHOLDERS’ DEFICIT

Authorized shares

As of March 31, 2024 and 2023, the Company’s authorized shares were 4,400,000,000 shares of common stock, with a par value of $0.001, and 50,000,000 shares of convertible preferred stock, issuable in one or more series as may be determined by the Board.

A total of 35,000,000 shares of convertible preferred stock remain undesignated as of March 31, 2024 and 2023.

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

Issued and outstanding shares

As of March 31, 2024 and 2023, the Company had 3,120,001 shares of Series A preferred stock issued and outstanding, with a par value of $0.002.

As of March 31, 2024 and 2023, the Company had 100,000 shares of Series B preferred stock issued and outstanding, with a par value of $0.001.

As of March 31, 2024 and 2023, the Company had 831,310,013 shares of common stock issued and outstanding, with a par value of $0.001.

8. NET LOSS PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the year. The following table sets forth the computation of basic and diluted net loss per share for the years ended March 31, 2024 and 2023:

	Years ended March 31,
	2024	2023

Net loss attributable to common shareholders	$(156,153)	$(385,877)

Weighted average common shares outstanding
–Basic	831,310,013	831,310,013
–Diluted	831,310,013	831,310,013

Net loss per share
–Basic	$(0.00)	$(0.00)
–Diluted	$(0.00)	$(0.00)

# less than $0.001

For the year ended March 31, 2024 and 2023, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

9. INCOME TAX

The provision for income taxes consisted of the following:

Years ended March 31,
	2024	2023
Current tax	$–	$–
Deferred tax	–	–
Income tax expense	$–	$–

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

At March 31, 2024, the Company has U.S. federal operating loss carryforwards of $807,126 and deferred tax assets of $169,496, for which a full valuation allowance has been provided.

For the years ended March 31, 2024 and 2023, there were no operating income.

BVI

DHIG is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

The Company’s tax provision is zero for the years ended March 31, 2024 and 2023.

Hong Kong

HSYL operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended March 31, 2024 and 2023 is as follows:

	Years ended March 31,
	2024	2023

Loss before income taxes	$(20,665)	$(40,969)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(3,410)	(6,760)
Tax effect of non-deductible items	698	685
Tax effect of non-taxable items	(1)	–
Valuation allowance	2,713	6,075
Income tax expense	$–	$–

As of March 31, 2024, the operations in Hong Kong incurred $160,002 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiry under Hong Kong tax regime. The Company has provided for a full valuation allowance against the deferred tax assets of $25,704 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2023 and 2022:

	March 31, 2024	March 31, 2023

Deferred tax assets:
Net operating loss carryforwards, from
United States tax regime	$169,496	$141,855
Hong Kong tax regime	25,704	22,991
	195,200	164,846
Less: valuation allowance	(195,200)	(164,846)
Deferred tax assets, net	$–	$–

10. RELATED PARTY TRANSACTIONS

During the year ended March 31, 2024, the Company accrued interest expense of $17,763 in connection with note payable of $133,557 from its shareholder, which bears interest at a rate of 5% per annum and is repayable on demand.

During the year ended March 31, 2024 and 2023, the Company’s director Ms LO Kin Yi Sally, provided temporary advances as required, which were unsecured, interest-free and repayable on demand.

During the year ended March 31, 2024, the Company accrued interest expense of $3,901 in connection with promissory notes of $26,817 from its director, Sally Kin Yi LO, which bear interest at a rate of 5% per annum and become payable on May 4, 2024. Subsequent to year end, the maturity of this note was extended to May 4, 2025.

During the year ended March 31, 2024, the Company accrued interest expense of $4,613 in connection with promissory notes of $57,465 from its director, Sally Kin Yi LO, which bear interest at a rate of 5% per annum and become payable on extended date of August 23, 2024.

During the years ended March 31, 2024 and 2023, the Company has been provided with free office space by its shareholder. The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

11. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)  Major customers

During the years ended March 31, 2024 and 2023, the following customer accounted for 10% or more of our total net revenues:

Customer name	Year ended March 31, 2024		March 31, 2024
	Revenues	Percentage of revenues	Trade accounts receivable
Customer F	$189	28%	$–
Customer G	141	21%	–
Customer H	128	19%	–
Customer I	102	15%	–
	$560	83%	$–

Customer name	Year ended March 31, 2023		March 31, 2023
	Revenues	Percentage of revenues	Trade accounts receivable
Customer A	$2,615	17%	$–
Customer B	2,615	17%	–
Customer C	2,233	15%	–
Customer D	2,126	14%	–
Customer E	1,829	12%	–
	$11,418	75%	$–

All of the Company’s customers are located in Hong Kong.

(b)       Major vendors

For the year ended March 31, 2024, no single vendor represented more than 10% of the Company’s purchase cost.

During the year ended March 31, 2023, the following vendor accounted for 10% or more of our total net cost of revenue:

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

(e)       Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s policy is to ensure that it has sufficient cash to meet its liabilities when they become due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. A key risk in managing liquidity is the degree of uncertainty in the cash flow projections. This is presently managed through shareholder financial support and exploring new profitable business ventures. If future cash flows are fairly uncertain, the liquidity risk increases, and if financial support is withdrawn, the company will not be able to settle liabilities as they fall due.

14. COMMITMENTS AND CONTINGENCIES

As of March 31, 2024, the Company has no material commitments or contingencies.

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2024, up through the date the Company issued the audited consolidated financial statements.

On April 2, 2024, the Company announced that on March 29, 2024, it had entered into a Share Exchange Agreement with OLS Asia Corporation, a British Virgin Island corporation (“Buyippee”), and certain Investors pursuant to which the Issuer agreed to issue Twenty Billion (20,000,000,000) shares of its common stock, par value $0.001, to acquire One Thousand (1,000) shares of the OLS Asia Corporation, a British Virgin Island corporation (“OLS”) (representing all of the total issued and outstanding shares of OLS’s Common Stock) held by such Investors. OLS is engaged in the logistics business.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were not effective as of March 31, 2024. Management has mitigated this risk by the engagement of an external consultant to ascertain compliance with the regulatory reporting requirements.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2024, as a result of the following material weaknesses:

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

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. Management has mitigated this risk by the engagement of an external consultant.

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

ITEM 9B. Other Information.

During the year ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information about our directors and our executive officers.

Name	Age	Position

Sally Kin Yi LO	54	Chief Executive Officer and Director

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended March 31, 2024 and 2023 to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on March 31, 2024, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on March 31, 2024.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Sally Kin Yi LO,	2024	$0	–	–	–	–	–	–	$0
CEO, CFO, Secretary and Director(2)	2023	$0	–	–	–	–	–	–	$0

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

Compensation of Directors

None of our directors received any compensation for their service as a director for the year ended March 31, 2024.

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

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee and, for the year ended March 31, 2024, the compensation, if any, of our executive officers was recommended by our Chief Executive Officer and Chairman and such recommendations were approved by our board of directors. During the fiscal year ended March 31, 2024, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended March 31, 2024. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Sally Kin Yi LO

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of DH Enchantment, Inc.’s common stock, as of June 28, 2024, for: (i) each of our named executive officers; (ii) each of our directors; (iii) all of our current executive officers and directors as a group; and (iv) each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of DH Enchantment, Inc.’s outstanding shares of common stock.

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

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)
Sally Kin Yi LO (2)	252,000,000	30.31%

All executive officers and directors as a Group (1 person)	252,000,000	30.31%

5% or Greater Stockholders:
Daily Success Development Limited (3)	468,000,000	56.30%

(1)	Applicable percentage ownership is based on 831,310,013 shares of common stock outstanding as of June 28, 2024, together with securities exercisable or convertible into shares of common stock within 60 days of June 28, 2024. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of June 28, 2024, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	In addition to the common stock owned, Sally Kin Yi LO also owns 945,000 shares of Series A Preferred Stock, par value $0.001, constituting approximately 30.29% of the issued and outstanding shares of Series A Preferred Stock, and 35,000 shares of Series B Preferred Stock, par value $0.001, constituting 35% of the issued and outstanding shares of Series B Preferred Stock.

(3)	In addition to the common stock owned, Daily Success Development Limited also owns 1,755,000 shares of Series A Preferred Stock, par value $0.001, constituting approximately 56.25% of the issued and outstanding Series A Preferred Stock and 65,000 shares of Series B Preferred Stock, par value $0.001, constituting 65% of the issued and outstanding shares of Series B Preferred Stock. Daily Success Development Limited is beneficially owned by Shing Lee.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of each transaction or series of similar transactions since the beginning of the fiscal years ended March 31, 2024 and 2023, to which it was or is a party and that: (i) the amount involved exceeded or exceeds $120,000 or is greater than 1% of our total assets; and (ii) any of our directors or executive officers, any holder of 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

As of March 31, 2024, the amount due to a related party represented temporary advances made by the Company’s director, Sally Kin Yi LO, which was unsecured, interest-free with no fixed terms of repayment.

During the year ended March 31, 2024, the Company accrued interest expense of $6,694 in connection with note payable of $133,557 from its shareholder, Daily Success Development Ltd, which bears interest at a rate of 5% per annum and has no fixed terms of repayment.

During the year ended March 31, 2024, the Company accrued interest expense of $3,901 in connection with promissory notes of $26,817 from its director, Sally Kin Yi LO, which bear interest at a rate of 5% per annum and had an original maturity date of May 4, 2023 and becomes payable on extended date of May 4, 2025.

During the year ended March 31, 2024, the Company accrued interest expense of $4,613 in connection with promissory notes of $57,465 from its director, Sally Kin Yi LO, which bear interest at a rate of 5% per annum and had an original maturity date of August 23, 2023 and becomes payable on extended date of August 23, 2024.

During the years ended March 31, 2024 and 2023, the Company has been provided with free office space by its shareholder. The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statements.

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

ITEM 14.   Principal AccountING Fees And Services.

J&S Associate (“J&S”) audited our financial statements for the fiscal years ended March 31, 2024 and 2023.

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

	March 31, 2024	March 31, 2023

Audit fees	$39,300	$39,300
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$39,300	$39,300

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

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

DH Enchantment, Inc.
(Registrant)

Dated: July 1, 2024	/s/ Sally Kin Yi Lo
Sally Kin Yi Lo
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer)

