Form 10-Q
period 2024-06-30
DH ENCHANTMENT, INC.
filed 2024-08-15
CIK 1300781

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of July 16, 2024, was 831,310,013.

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 1, 2024.

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

Our investors will hold common stock of DH Enchantment, Inc., the Nevada holding company that has no operations of its own, and not in HSY, the Hong Kong operating company. This holding company structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary. Holding indirect equity interests in HSY, our Hong Kong subsidiary, is not as effective as holding a direct ownership interest as DH Enchantment, Inc. will be dependent upon contributions from our subsidiaries to finance the cash flow needs of DH Enchantment, Inc. DH Enchantment, Inc.’s ability to obtain contributions from its subsidiaries are significantly affected by regulations promulgated by Hong Kong authorities. Any limitation on the ability of our subsidiaries to transfer cash or assets to us could have a material adverse effect on our ability to conduct business. As a result, any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations that adversely affects our ability to transfer cash or assets may adversely affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors- Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of DH Enchantment, Inc.’s common stock.” and more generally, “Risk Factors – Risk Relating to Doing Business in Hong Kong” set forth in the Company’s Annual Report on Form 10-K filed with the SEC on July 1, 2024 (the “Annual Report”).

DH Enchantment, Inc. and HSY, our Hong Kong subsidiary, are not required to obtain permission from Hong Kong or Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. In making this determination, we relied on the opinion of Ravenscroft & Schmierer, which is attached as Exhibit 5 to Amendment No. 6 to the Registration Statement on Form 10 filed with the SEC on June 27, 2022. DH Enchantment, Inc. and HSY are not subject to permission requirements from any other governmental agencies to approve HSY’s operations. HSY has received all requisite permissions to operate its business. The business of HSY until now is not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) HSY’s products and services are offered not directly to individual users but through institutional customers; (ii) HSY does not possess a large amount of personal information in its business operations. In addition, we believe that HSY is not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on HSY’s daily business operation, our ability to accept foreign investments and the ability of DH Enchantment, Inc. to list its securities on an U.S. or other foreign exchange. However, in light of the recent statements and regulatory actions by the PRC and Hong Kong government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard. For example, if DH Enchantment, Inc. or HSY inadvertently concludes that such approvals are not required, or if applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or if the PRC government disallows our holding company structure, these actions would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on HSY’s current business, accept foreign investments, and offer or continue to offer securities of DH Enchantment, Inc. to its investors. These adverse actions would likely cause the value of DH Enchantment, Inc.’s common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of DH Enchantment, Inc.’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of its securities to significantly decline or become worthless. For a detailed description of the risks facing the Company and HSY’s operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong” set forth in the Annual Report.

There are prominent legal and operational risks associated with our operations being based in Hong Kong which could result in a material change in our operations and the value of DH Enchantment, Inc.’s securities. We are subject to risks arising from the legal system in China where there are risks and uncertainties regarding the enforcement of laws including where the Chinese government can change the rules and regulations in China and Hong Kong, including the enforcement and interpretation thereof, at any time with little to no advance notice and can intervene at any time with little to no advance notice. By way of example, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. While these regulatory actions and statements currently do not impact our business or our ability to accept foreign investments or list our securities on a U.S. or foreign exchange, the Chinese government can change its rules and regulations and the enforcement and interpretation thereof with little to no advance notice. Such changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the Data Security Law, may target the Company's corporate structure and negatively impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. These risks may significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors — Risks Relating to Doing Business in Hong Kong” set forth in the Annual Report.

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

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong and China as summarized below and in “Risk Factors — Risks Factors Relating to Doing Business in Hong Kong” set forth in the Annual Report.

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

PRC Laws

There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of DH Enchantment, Inc.’s common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” set forth in the Annual Report.

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

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this prospectus, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong” set forth in the Annual Report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND MARCH 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2024	March 31, 2024
		(Audited)
ASSETS
Current assets:
Cash and bank balances	$2,954	$3,201
Inventories	615	613

Total current assets	3,569	3,814

TOTAL ASSETS	$3,569	$3,814

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$143,438	$124,400
Accrued marketing expense	452,732	452,732
Amount due to a director	206,825	194,523
Promissory notes, director	84,546	84,282
Bank overdraft	434	284
Note payable, related party	133,557	133,557

Total current liabilities	1,021,532	989,778

TOTAL LIABILITIES	1,021,532	989,778

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Convertible preferred stock; 50,000,000 shares authorized, and 35,000,000 shares undesignated as of June 30, 2024 and March 31, 2024	–	–
Series A preferred stock, $0.002 par value; 5,000,000 shares designated; 3,120,001 issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	6,240	6,240
Series B convertible preferred stock, $0.001 par value; 10,000,000 shares designated; 100,000 shares issued as of June 30, 2024 and March 31, 2024	100	100
Common stock, $0.001 par value; 4,400,000,000 shares authorized; 831,310,013 shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	831,310	831,310
Accumulated other comprehensive loss	(512)	(9,652)
Accumulated deficit	(1,855,101)	(1,813,962)

Stockholders’ deficit	(1,017,963)	(985,964)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,569	$3,814

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,
	2024	2023

Revenue, net	$–	$583

Cost of revenue	–	(989)

Gross loss	–	(406)

Operating expenses:
General and administrative expense	(672)	(3,062)
Professional fee	(37,759)	(17,922)

Total operating expenses	(38,431)	(20,984)

LOSS FROM OPERATIONS	(38,431)	(21,390)

Other expense:
Interest income	9	3
Interest expenses, related parties	(2,717)	(2,715)

Total other expense, net	(2,708)	(2,712)

LOSS BEFORE INCOME TAXES	(41,139)	(24,102)

Income tax expense	–	–

NET LOSS	(41,139)	(24,102)

Other comprehensive income (loss):
– Foreign currency adjustment income (loss)	9,140	(269)

COMPREHENSIVE LOSS	$(31,999)	$(24,371)

Net loss per share – Basic and Diluted#	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic	831,310,013	831,310,013
– Diluted	831,310,013	831,310,013

#	less than $0.001

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Three months ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(41,139)	$(24,102)

Adjustments to reconcile net loss to net cash used in operating activities:
Interest expenses	2,717	–

Change in operating assets and liabilities:
Inventories	(2)	985
Accounts receivable	–	32
Accrued liabilities and other payables	16,321	(22,847)
Net cash used in operating activities	(22,103)	(45,932)

Cash flows from financing activity:
Advance from a director	12,302	32,857
Net cash provided by financing activity	12,302	32,857

Foreign currency translation adjustment	9,404	(130)

Net change in cash and cash equivalents	(397)	(13,205)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,917	13,488

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,520	$283

Cash and bank balances	$2,954	$283
Bank overdraft	(434)	–
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,520	$283

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Six Months ended June 30, 2024 and 2023
	Series A Preferred stock		Series B Preferred stock		Common stock		Accumulated other comprehensive		Total
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	(loss) income	Accumulated losses	stockholders' deficit

Balance as of April 1, 2023	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$(1,701)	$(1,657,809)	$(821,860)

Foreign currency translation adjustment	–	–	–	–	–	–	(269)	–	(269)
Net loss for the period	–	–	–	–	–	–	–	(24,102)	(24,102)

Balance as of June 30, 2023	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$(1,970)	$(1,681,911)	$(846,231)

Balance as of April 1, 2024	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$(9,652)	$(1,813,962)	$(985,964)

Foreign currency translation adjustment	–	–	–	–	–	–	9,140	–	9,140
Net loss for the period	–	–	–	–	–	–	–	(41,139)	(41,139)

Balance as of June 30, 2024	3,120,001	$6,240	100,000	$100	831,310,013	$831,310	$(512)	$(1,855,101)	$(1,017,963)

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 — BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on July 1, 2024.

NOTE 2 — ORGANIZATION AND BUSINESS BACKGROUND

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

Effective July 5, 2024, Sally Kin Yi Lo resigned from her positions as the Chief Executive Officer, Chief Financial Officer, Secretary and Director of DH Enchantment, Inc.. Concurrently therewith, Cheung Cheuk Yin was appointed to serve as the new Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Company.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. Bank overdrafts, which represent the company's obligation to the bank for negative cash balances, are included in cash and cash equivalents. Bank overdrafts are short-term in nature and are often used to manage the company's cash flow needs on a daily basis.

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

The Company’s revenues for the three months ended June 30, 2024 and 2023 are recognized at a point in time, for both its roles as principal and as agent.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended June 30, 2024 and 2023.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the three months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Period-end HKD:US$ exchange rate	0.1281	0.1276
Average HKD:US$ exchange rate	0.1279	0.1276

•	Comprehensive income

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

Pursuant to ASU 2018-07, the Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of June 30, 2024, there are no shares issued and stock options granted for service compensations which are pending to be vested.

•	Segment reporting

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the unaudited condensed consolidated financial statements.

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

NOTE 4 — GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the three months ended June 30, 2024, the Company incurred a net loss of $41,139 and suffered from a working capital deficit of $1,017,963 as of June 30, 2024. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon improving our profitability, the success of new business ventures and the continued financial support from its stockholder. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 5 — AMOUNT DUE TO A DIRECTOR

As of June 30, 2024, the amount due to a director represented temporary advances made by the Company’s director, Ms LO Kin Yi Sally, which was unsecured, interest-free and repayable on demand.

NOTE 6 — NOTE PAYABLE, RELATED PARTY

In August 2021, the Company entered into a loan agreement (the “Agreement”) with Daily Success Development Limited, the Company’s shareholder. Pursuant to the Agreement, the shareholder loaned the Company a principal amount of $133,557, which bears interest at an annual rate of 5% and is repayable on demand.

NOTE 7 — PROMISSORY NOTES, DIRECTOR

The Company had promissory notes (the “Notes”) with Ms LO Kin Yi Sally, the Company’s director. Pursuant to the Notes, the noteholder loaned the Company an aggregate principal amount of $84,546 (equivalent to HK$660,000), which bears interest at an annual rate of 5% and becomes payable upon maturity dates on May 4, 2025 and on August 23, 2024 (as extended) for the amounts of $26,901 and $57,645, respectively.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Authorized shares

As of June 30, 2024 and March 31, 2024, the Company’s authorized shares were 4,400,000,000 shares of common stock, with a par value of $0.001, and 50,000,000 shares of convertible preferred stock, issuable in one or more series as may be determined by the Board.

A total of 35,000,000 shares of convertible preferred stock remain undesignated as of June 30, 2024 and March 31, 2024.

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

Issued and outstanding shares

As of June 30, 2024 and March 31, 2024, the Company had 3,120,001 shares of Series A preferred stock issued and outstanding, with a par value of $0.002.

As of June 30, 2024 and March 31, 2024, the Company had 100,000 shares of Series B preferred stock issued and outstanding, with a par value of $0.001.

As of June 30, 2024 and March 31 2024, the Company had 831,310,013 shares of common stock issued and outstanding, with a par value of $0.001.

NOTE 9 — NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. The following table sets forth the computation of basic and diluted net loss per share for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023

Net loss attributable to common shareholders	$(41,139)	$(24,102)

Weighted average common shares outstanding
–Basic	831,310,013	831,310,013
–Diluted	831,310,013	831,310,013

Net loss per share
–Basic	$(0.00)	$(0.00)
–Diluted	$(0.00)	$(0.00)

# less than $0.001

For the three months ended June 30, 2024 and 2023, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position as there are no common stocks or instruments that are dilutive in nature.

NOTE 10 — INCOME TAX

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

As of June 30, 2024, the Company has U.S. federal operating loss carryforwards of $843,536 and deferred tax assets of $177,143, for which a full valuation allowance has been provided.

For the three months ended June 30, 2024 and 2023, there was no operating income.

BVI

DHIG is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

The Company’s tax provision is zero for the three months ended June 30, 2024 and 2023.

Hong Kong

HSYL operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended June 30, 2024 and 2023 is as follows:

	Three months ended June 30,
	2024	2023

Loss before income taxes	$(4,580)	$(5,375)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(756)	(887)
Tax effect of non-deductible items	173	179
Tax effect of non-taxable items	(1)	–
Valuation allowance	584	708
Income tax expense	$–	$–

As of June 30, 2024, the operations in Hong Kong incurred $159,317 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiry under Hong Kong tax regime. The Company has provided for a full valuation allowance against the deferred tax assets of $26,287 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2024 and March 31, 2024:

	June 30, 2024	March 31, 2024

Deferred tax assets:
Net operating loss carryforwards, from
United States tax regime	$177,143	$169,496
Hong Kong tax regime	26,287	25,704
	203,430	195,200
Less: valuation allowance	(203,430)	(195,200)
Deferred tax assets, net	$–	$–

NOTE 11 — RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2024, the Company accrued interest expense of $1,665 in connection with note payable of $133,557 from its shareholder, which bears interest at a rate of 5% per annum and is repayable on demand. During the three months ended June 30, 2023, the Company accrued interest expense of $1,665 in connection with note payable of $133,557 from its shareholder, which bears interest at a rate of 5% per annum and is repayable on demand.

During the three months ended June 30, 2024 and 2023, the Company’s director Ms LO Kin Yi Sally, provided temporary advances as required, which were unsecured, interest-free and repayable on demand.

During the three months ended June 30, 2024, the Company accrued interest expense of $335 in connection with promissory notes of $26,901 from its director, LO Kin Yi Sally, which bears interest at a rate of 5% per annum and becomes payable at maturity on May 4, 2025. During the three months ended June 30, 2023, the Company accrued interest expense of $334 in connection with promissory notes of $26,796 from its director, Sally Kin Yi LO, which bears interest at a rate of 5% per annum and becomes payable at maturity on May 4, 2024.

During the three months ended June 30, 2024, the Company accrued interest expense of $717 in connection with promissory notes of $57,645 from its director, LO Kin Yi Sally, which bears interest at a rate of 5% per annum and becomes payable at maturity on extended date of August 23, 2024. During the three months ended June 30, 2023, the Company accrued interest expense of $716 in connection with promissory notes of $57,420 from its director, Sally Kin Yi LO, which bears interest at a rate of 5% per annum and becomes payable at maturity on August 23, 2023.

During the three months ended June 30, 2024 and 2023, the Company has been provided with free office space by its shareholder. The management determined that such cost is nominal and did not recognize the rent expense in its unaudited consolidated financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited consolidated financial statements, the Company has no other significant or material related party transactions during the period presented.

NOTE 12 — CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended June 30, 2024, there was no single customer who contributed in excess of 10% of the Company’s revenues.

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

For the three months ended June 30, 2024, there was no single vendor who represented more than 10% of the Company’s purchase cost.

For the three months ended June 30, 2023, there was no single vendor who represented more than 10% of the Company’s purchase cost.

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

NOTE 13 — COMMITMENTS AND CONTINGENCIES

As of June 30, 2024, the Company has no material commitments or contingencies.

NOTE 14 — SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2024, up through the date the Company issued the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the quarters ended June 30, 2024, and 2023. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

We are at a development stage company and reported a net loss of $41,139 and $24,102 for the three months ended June 30, 2024 and 2023, respectively. We had current assets of $3,569 and current liabilities of $1,021,532 as of June 30, 2024. As of March 31, 2024, we had current assets of $3,814 and current liabilities of $989,778. Promissory note payable will mature on May 4, 2025 and on August 23, 2024 for the amounts of $26,901 and $57,645, respectively. We have prepared our unaudited condensed financial statements for the three months ended June 30, 2024 and 2023 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability, the success of new business ventures and the continuing financial support from our stockholder. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

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

Effective July 1, 2021, Daily Success Development Limited converted 520,000 shares of its Series A Preferred Stock into 41,600,000 shares of Common Stock. As a result, Daily Success Development Limited holds 468,000,000 Common Shares (56.30%) and 1,755,000 Series A Preferred Shares (56.30%). On June 10, 2024, Daily Success Development Limited sold the 468,000,000 Common Shares to Yip Kam Hung, an individual.

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

Results of Operations.

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended
	June 30,
	2024	2023
Revenue	$–	$583
Cost of Revenue	–	(989)
Operating Expenses	(38,431)	(20,984)
Other Expenses, net	(2,708)	(2,712)
Net Loss	$(41,139)	$(24,102)

Revenues

The Company generates revenues of $0 and $583 for the three months ended June 30, 2024 and 2023, respectively.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2024 and 2023 was $0 and $989, respectively.

Operating Expenses (“OPE”)

OPE for the three months ended June 30, 2024 and 2023, were $38,431 and $20,984, respectively. OPE for the three months ended June 30, 2024 and 2023 consisted primarily of general and administrative expenses of $672 and $3,062, and professional fee of $37,759 and $17,922, respectively. The increase in OPE in the three months ended June 30, 2024 was as a result of increase in legal and professional fees for three months ended June 30, 2024.

Other Expenses, net

Other expenses (net) for the three months ended June 30, 2024 and 2023, were $2,708 and $2,712, respectively. Other expenses for the three months ended June 30, 2024 consisted primarily of interest expenses of $2,717, net off by an interest income of $9. Other income for the three months ended June 30, 2023 consisted primarily of interest expense of $2,715, net off by an interest income of $3.

Net Loss

As a result of the above factors, the Company incurred a net loss of $41,139 and $24,102 for the three months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the three months ended June 30, 2024 and 2023.

	For the Three Months Ended
	June 30,
	2024	2023
Net cash used in operating activities	$(22,103)	$(45,932)
Net cash used in investing activity	–	–
Net cash provided by financing activity	12,302	32,857
Net decrease in cash and cash equivalents	$(397)	$(13,205)

Net Cash Used In Operating Activities

For the three months ended June 30, 2024, net cash used in operating activities was $22,103 which consisted primarily of a net loss of $41,139, interest expense of $2,717, an increase in inventory of $2 and an increase in other payable and accruals of $16,321.

For the three months ended June 30, 2023, net cash used in operating activities was $45,932 which consisted primarily of a net loss of $24,102, a decrease in inventory of $985, a decrease in accounts receivables of $32 and a decrease in accrued liabilities and other payables of $22,847.

Net Cash Provided By Investing Activities.

For the three months ended June 30, 2024 and 2023, there was no net cash provided by investing activities.

Net Cash Provided By Financing Activity.

For the three months ended June 30, 2024, net cash provided by financing activity was $12,302 consisting of advance from a director of $12,302.

For the three months ended June 30, 2023, net cash provided by financing activity was $32,857 consisting of advance from a director of $32,857.

Working Capital:

As of June 30, 2024 and March 31, 2024, we had cash and cash equivalent of $2,954 and $3,201, respectively. As of June 30, 2024 and March 31, 2024, we have incurred bank overdraft of $434 and $284. As of June 30, 2024 and March 31, 2024, we have incurred accumulated operating losses of $1,855,101 and $1,813,962 since inception. As of June 30, 2024 and March 31, 2024, we had working capital deficit of $1,017,963 and $985,964, respectively.

Going Concern

We have minimal income in the fiscal year 2024, and we expect to continue to incur net losses for the foreseeable future. We require additional funding to meet our ongoing obligations and to fund anticipated operating losses. In our Annual Report, our auditor had expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund its initial business plan, the success of new business ventures and ultimately to attain profitable operations. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital from our major shareholders and other related parties and or seek equity or debt financing in order to meet our material cash requirements in the next 12 - 18 months. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations. As a result, our common stock investors would lose all of their investment.

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

Revenue

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

The Company’s revenues for the three months ended June 30, 2024 and 2023 are recognized at a point in time, for both its roles as principal and as agent.

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

Off-balance Sheet Arrangements

As of June 30, 2024, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above evaluation. In the meantime, management has appointed external consultants to minimize the risk and ascertain compliance with requirements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

DH Enchantment, Inc.
(Registrant)

Dated: August 15, 2024	/s/ CHEUNG Cheuk Yin
CHEUNG Cheuk Yin
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer)

