Form 10-Q
period 2024-09-30
DH ENCHANTMENT, INC.
filed 2024-11-19
CIK 1300781

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            To

Commission File Number 000-56322

DH ENCHANTMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-1415044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3/F, Yeung Yiu Chung (No.6) Industrial Building 19 Cheung Shun Street, Lai Chi Kok Kowloon, Hong Kong 00000
(Address of principal executive offices)	(Zip Code)

+852 34263795
(Registrant’s telephone number, including area code)

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of November 19, 2024, was 3,831,310,013.

TABLE OF CONTENTS.

INTRODUCTORY COMMENT

DH Enchantment Inc. is a Nevada holding company with no operations of its own. DH Enchantment Inc. operates through its wholly owned subsidiaries    OLS APAC Corporation, a British Virgin Island corporation (“Buyippee”)   , Online Logistics Services Limited, a Hong Kong private limited company (“OLSL”) and Online Logistics Services Limited Taiwan Branch, a Taiwan private limited company (“OLTW”) .    Buyippee is engaged primarily in the logistics business. Buyippee’s operations are located in Hong Kong and Taiwan and are solely conducted through OLSL and OLTW. All references in this Quarterly Report  to the “Company,” “we,” “us” or “our” are to DH Enchantment Inc., Buyippee, OLSL and OLTW on a consolidated basis.

Our investors will hold common stock of DH Enchantment, Inc., the Nevada holding company that has no operations of its own, and not in OLSL or OLTW, its operating companies. This holding company structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong and Taiwan subsidiaries. Holding indirect equity interests in OLSL and OLTW, our operating subsidiaries, is not as effective as holding a direct ownership interest as DH Enchantment, Inc. will be dependent upon contributions from our subsidiaries to finance the cash flow needs of DH Enchantment, Inc. DH Enchantment, Inc.’s ability to obtain contributions from its subsidiaries are significantly affected by regulations promulgated by Hong Kong and Taiwan authorities. Any limitation on the ability of our subsidiaries to transfer cash or assets to us could have a material adverse effect on our ability to conduct business. As a result, any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations that adversely affects our ability to transfer cash or assets may adversely affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors- Our Hong Kong and Taiwan subsidiaries may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of DH Enchantment, Inc.’s common stock.” and more generally, “Risk Factors – Risk Relating to Doing Business in Hong Kong and Taiwan.” set forth in the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2024 (the “Current Report”).

DH Enchantment, Inc. and OLSL, our Hong Kong subsidiary, are not required to obtain permission from Hong Kong or Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. DH Enchantment, Inc. and OLSL are not subject to permission requirements from any other governmental agencies to approve OAC’s operations. OAC has received all requisite permissions to operate its business. The business of OLSL until now is not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) OLSL’s products and services are only offered to consumer and business customers in Hong Kong; (ii) OLSL does not possess a large amount of personal information in its business operations. In addition, we believe that OLSL is not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on OAC’s daily business operation, our ability to accept foreign investments and the ability of DH Enchantment, Inc. to list its securities on an U.S. or other foreign exchange. However, in light of the recent statements and regulatory actions by the PRC and Hong Kong government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard. For example, if DH Enchantment, Inc. or OLSL inadvertently concludes that such approvals are not required, or if applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or if the PRC government disallows our holding company structure, these actions would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on OLSL’s current business, accept foreign investments, and offer or continue to offer securities of DH Enchantment, Inc. to its investors. These adverse actions would likely cause the value of DH Enchantment, Inc.’s common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of DH Enchantment, Inc.’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of its securities to significantly decline or become worthless. For a detailed description of the risks facing the Company’s operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong and Taiwan.” set forth in the Current Report.

There are prominent legal and operational risks associated with our operations being based in Hong Kong which could result in a material change in our operations and the value of DH Enchantment, Inc.’s securities. We are subject to risks arising from the legal system in China where there are risks and uncertainties regarding the enforcement of laws including where the Chinese government can change the rules and regulations in China and Hong Kong, including the enforcement and interpretation thereof, at any time with little to no advance notice and can intervene at any time with little to no advance notice. By way of example, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. While these regulatory actions and statements currently do not impact our business or our ability to accept foreign investments or list our securities on a U.S. or foreign exchange, the Chinese government can change its rules and regulations and the enforcement and interpretation thereof with little to no advance notice. Such changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the Data Security Law, may target the Company’s corporate structure and negatively impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. These risks may significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors — Risks Relating to Doing Business in Hong Kong and Taiwan.” set forth in the Current Report.

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act (HFCAA) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act and the Accelerating the Holding Foreign Companies Account Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Nigerian and Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer’s public accounting firm within three years. This three- year period was shortened to two years upon the enactment of the Accelerating Holding Foreign Companies Accountable Act in December 2022. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register DH Enchantment, Inc.’s registration with the SEC and delist its securities from applicable trading market within the US.” set forth in the Current Report.

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong and China as summarized below and in “Risk Factors — Risks Factors Relating to Doing Business in Hong Kong and Taiwan.” set forth in the Current Report.

•	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business.
•	DH Enchantment, Inc. is a holding company and will rely on dividends paid by its subsidiaries for its cash needs. Any limitation on the ability of its subsidiaries to make payments to DH Enchantment, Inc. could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy stock of DH Enchantment, Inc. if you expect dividends.

•	There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see the following risk factors set forth in the Current Report: “Risk Factors - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of DH Enchantment, Inc.’s common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” and “Transfers of Cash to and from our Subsidiaries.”
•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to DH Enchantment, Inc.’s operating subsidiary in Hong Kong.
•	Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.
•	We are subject to the risks arising from the legal system in China. The Chinese government can change the rules and regulations in China and Hong Kong, including the enforcement and interpretation thereof, at any time with little to no advance notice and can intervene at any time with little to no advance notice. OLSL is currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if the subsidiaries of DH Enchantment, Inc. or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or OLSL was denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of DH Enchantment, Inc. common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence OLSL’s operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of DH Enchantment, Inc.’s securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer DH Enchantment, Inc. securities to investors and cause the value of such securities to significantly decline or be worthless. Please see the following risk factors set forth in the Current Report: “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.”
•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.
•	OLSL may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. OLSL may be liable for improper use or appropriation of personal information provided by our customers.
•	Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.
•	PRC regulation of loans to, and direct investments in, Hong Kong entities by offshore holding companies may delay or prevent us from using proceeds from this offering and/or future financing activities to make loans or additional capital contributions to our Hong Kong operating subsidiary.
•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiary to distribute profits to us or may otherwise materially and adversely affect us.

•	The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act (HFCAA) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Nigerian and Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see the following risk factors set forth in the Current Report: “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer’s public accounting firm within three years. This three-year period wase shortened to two years upon the enactment of the Accelerating Holding Foreign Companies Accountable Act in December 2022. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register DH Enchantment, Inc.’s registration with the SEC and delist its securities from applicable trading market within the US.”
•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock.
•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.
•	DH Enchantment, Inc. is organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong, Taiwan and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong or Taiwan against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries.
•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in Hong Kong or Taiwan.
•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of PRC subsidiary, and dividends payable by a PRC subsidiary to offshore subsidiaries may not qualify to enjoy certain treaty benefits.

Transfers of Cash to and from Our Subsidiaries

DH Enchantment, Inc. is a Nevada holding company with no operations of its own. DH Enchantment, Inc. conducts its operations in Hong Kong primarily through OLSL and OLTW, DH Enchantment, Inc.’s subsidiaries in Hong Kong and Taiwan. DH Enchantment, Inc. may rely on dividends to be paid by its Hong Kong and Taiwan subsidiaries to fund its cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to its shareholders, to service any debt it may incur and to pay its operating expenses. In order for DH Enchantment, Inc. to pay dividends to its shareholders, it will rely on payments made from its Hong Kong and Taiwan subsidiaries to DH Enchantment, Inc. As of the date of this prospectus, DH Enchantment, Inc. does not have bank accounts. There has been no dividends, distributions or any other cash flows or transfers of assets made among the holding company or the subsidiaries and no dividends, distributions or any other cash flows or transfers of assets made to U.S. investors. Please see our consolidated financial statements beginning on page F-1 of this Current Report.

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

DH Enchantment, Inc. (Nevada corporation)

Subject to the Nevada Revised Statutes and our bylaws, the board of directors of DH Enchantment, Inc. may authorize and declare a dividend to shareholders at such time and of such an amount as they think fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of the assets of DH Enchantment, Inc. will exceed its liabilities and it will be able to pay its debts as they become due. There is no further Nevada statutory restriction on the amount of funds which may be distributed by DH Enchantment, Inc.by dividend to its U.S. investors. DH Enchantment, Inc. is permitted under the Nevada laws to provide funding to its subsidiaries in Hong Kong, Taiwan and the British Virgin Islands through loans or capital contributions without restrictions on the amount of the funds.

OLS APAC Corporation (British Virgin Islands)

OAC is permitted under the laws of BVI to provide funding to and receive funding from DH Enchantment, Inc. and its subsidiaries through dividend distributions or other payments of cash without restrictions on the amount of the funds. There are no BVI law restrictions on OAC’s ability to receive and provide funding from DH Enchantment Inc. and its subsidiaries.

Online Logistics Services Limited (Hong Kong)

Online Logistics Services is permitted under the laws of Hong Kong to provide funding to and receive funding from DH Enchantment, Inc., OAC and OLTW through dividend distributions or other payments of cash without restrictions on the amount of the funds.  If DH Enchantment, Inc.’s Hong Kong subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. There are no HK law restrictions on Online Logistics Services’ ability to transfer cash to or receive cash from the BVI or Nevada entity in the event Online Logistics Services incurs debt.

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by OLSL. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of HK dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S investors. The laws and regulations of the PRC currently may materially impact the transfer of cash from DH Enchantment, Inc. to OLSL or from OLSL to DH Enchantment, Inc.

PRC Laws

There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of DH Enchantment, Inc.’s common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” set forth in the Current Report.

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

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this prospectus, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong and Taiwan.” set forth in the Current Report.

Online Logistics Services Limited Taiwan Branch (Taiwan)

OLTW is permitted under the laws of Taiwan to provide funding to and receive funding from DH Enchantment, Inc. and its other subsidiaries through dividend distributions or other payments of cash without restrictions on the amount of the funds. There are no Taiwanese law restrictions on OLS’s ability to receive and provide funding from DH Enchantment Inc. and its other subsidiaries.

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including the Risk Factors section of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 17, 2024.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND MARCH 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	September 30, 2024	March 31, 2024
		(Audited and restated)
ASSETS
Current assets:
Cash and cash equivalents	$208,171	$443,455
Accounts receivable, third parties, net	481,384	593,001
Accounts receivable, related parties, net	354,626	382,324
Amounts due from a director	205,579	227,916
Income tax receivable	19,062	9,228
Deposits, prepayments and other receivables	20,736	25,619
Total current assets	1,289,558	1,681,543

Non-current assets:
Plant and equipment, net	7,186	7,646

TOTAL ASSETS	$1,296,744	$1,689,189

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,745	$–
Accrued liabilities and other payables	149,104	30,807
Bank borrowings, current	1,124,255	1,849,825
Deferred revenue	49,427	64,814
Note payable, related party	133,557	–
Amount due to a related party	620,548	–
Total current liabilities	2,085,636	1,945,446

Non-current liabilities:
Bank borrowings, non-current	712,477	–
Promissory note, related party	64,350	–

TOTAL LIABILITIES	2,862,463	1,945,446

Commitments and contingencies	–	–

Shareholders’ deficit:
Convertible preferred stock; 50,000,000 shares authorized, and 35,000,000 shares undesignated as of September 30, 2024 and March 31, 2024, respectively	–	–
Series A preferred stock, $0.002 par value; 5,000,000 shares designated; 3,120,001 and 0 shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	6,240	–
Series B convertible preferred stock, $0.001 par value; 10,000,000 shares designated; 100,000 and 0 shares issued as of September 30, 2024 and March 31, 2024, respectively	100	–
Common stock, $0.001 par value; 4,400,000,000 shares authorized; 3,831,310,013 and 3,000,000,000 shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	3,831,310	3,000,000
Shares to be issued, 17,000,000,000 shares of common stock	17,000,000	17,000,000
Accumulated other comprehensive income	7,914	11,447
Additional paid-in capital	12,796,657	12,796,657
Accumulated losses	(35,207,940)	(33,064,361)
Total shareholders’ deficit	(1,565,719)	(256,257)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,296,744	$1,689,189

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended September 30,		Six Months ended September 30,
	2024	2023	2024	2023

Revenues, net
Revenue from third parties	$237,499	$343,332	$677,592	$623,926
Revenue from related party	123,888	99,662	274,578	171,106
Total revenues, net	361,387	442,994	952,170	795,032
Cost of revenue	(252,928)	(280,078)	(708,331)	(476,505)

Gross profit	108,459	162,916	243,839	318,527

Operating expenses:
Sales and marketing	(57,993)	(13,057)	(76,722)	(24,095)
Personnel and benefit	(45,328)	(94,046)	(90,757)	(206,970)
General and administrative	(369,125)	(27,073)	(401,702)	(65,359)
Total operating expenses	(472,446)	(134,176)	(569,181)	(296,424)

(Loss) income from operations	(363,987)	28,740	(325,342)	22,103

Other (expense) income:
Interest income	949	23	2,423	179
Interest expense	(48,885)	(22,626)	(83,080)	(48,650)
Loss on disposal of subsidiary	(99)	–	(99)	–
Sundry income	1,718	52	5,852	1,180
Total other expense, net	(46,317)	(22,551)	(74,904)	(47,291)

(Loss) income before income taxes	(410,304)	6,189	(400,246)	(25,188)

Income tax credit (expense)	2,684	(1,697)	–	(1,697)

NET (LOSS) INCOME	(407,620)	4,492	(400,246)	(26,885)

Other comprehensive (loss) income:
– Foreign currency adjustment (loss) income	(9,901)	8,319	(3,533)	13,113

COMPREHENSIVE (LOSS) INCOME	$(417,521)	$12,811	$(403,779)	$(13,772)

Net (loss) income per share
– Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
– Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic	3,127,893,848	3,000,000,000	3,063,946,924	3,000,000,000
– Diluted	20,129,532,310	20,000,000,000	20,064,716,155	20,000,000,000

# less than $0.001

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Six Months ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(400,246)	$(26,885)

Adjustments to reconcile net loss to net cash used in operating activities
Allowance for expected credit losses	246,409	–
Depreciation of plant and equipment	3,406	2,263

Change in operating assets and liabilities:
Accounts receivable	(107,094)	(181,163)
Deposits, prepayments and other receivables	4,883	4,249
Accounts payable	8,745	7,749
Accrued liabilities and other payables	(33,281)	(197)
Deferred revenue	(15,387)	(28,419)
Income tax payable	(9,834)	1,698
Net cash used in operating activities	(302,399)	(220,705)

Cash flows from investing activity:
Purchase of plant and equipment	(2,929)	–
Net cash used in investing activity	(2,929)	–

Cash flows from financing activities:
Proceeds from bank borrowings	–	383,119
Proceeds from promissory note, related party	64,350	–
Repayments to bank borrowings	(13,093)	(272,146)
Repayment from a shareholder	22,337	74,736
Net cash provided by financing activities	73,594	185,709

Effect on exchange rate change on cash, cash equivalents	(3,550)	16,631

Net change in cash and cash equivalent	(235,284)	(18,365)

BEGINNING OF PERIOD	443,455	130,735

END OF PERIOD	$208,171	$112,370

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$9,721	$–
Cash paid for interest	$82,464	$48,650

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series A Preferred stock		Series B Preferred stock		Common stock		Shares	Additional		Accumulated Other	Total
	No. of		No. of		No. of		to be	paid-in	Accumulated	comprehensive	stockholders’
	shares	Amount	shares	Amount	shares	Amount	issued	capital	losses	income	deficit
Balance as of April 1, 2023 (restated)	–	$–	–	$–	3,000,000,000	$3,000,000	$17,000,000	$12,796,657	$(32,955,576)	$124	$(158,795)

Net loss for the period	–	–	–	–	–	–	–	–	(31,377)	–	(31,377)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	4,794	4,794

Balance as of June 30, 2023 (restated)	–	$–	–	$–	3,000,000,000	$3,000,000	$17,000,000	$12,796,657	$(32,986,953)	$4,918	$(185,378)

Net income for the period	–	–	–	–	–	–	–	–	4,492	–	4,492
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	8,319	8,319

Balance as of September 30, 2023 (restated)	–	$–	–	$–	3,000,000,000	$3,000,000	$17,000,000	$12,796,657	$(32,982,461)	$13,237	$(172,567)

Balance as of April 1, 2024 (restated)	–	$–	–	$–	3,000,000,000	$3,000,000	$17,000,000	$12,796,657	$(33,064,361)	$11,447	$(256,257)

Net income for the period	–	–	–	–	–	–	–	–	7,374	–	7,374
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	6,368	6,368

Balance as of June 30, 2024	–	$–	–	$–	3,000,000,000	$3,000,000	$17,000,000	$12,796,657	$(33,056,987)	$17,815	$(242,515)

Acquisition of legal acquiror	3,120,001	6,240	100,000	100	831,310,013	831,310	–	–	(1,743,333)	–	(905,683)
Net loss for the period	–	–	–	–	–	–	–	–	(407,620)	–	(407,620)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	(9,901)	(9,901)

Balance as of September 30, 2024	3,120,001	$6,240	100,000	$100	3,831,310,013	$3,831,310	$17,000,000	$12,796,657	$(35,207,940)	$7,914	$(1,565,719)

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 － BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Form 8-K filed on September 17, 2024 pursuant to the share exchange and re-organization exercise consummated on September 16, 2024.

NOTE 2 － ORGANIZATION AND BUSINESS BACKGROUND

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

On March 29, 2024, the Company entered into a Share Exchange Agreement with OLS APAC Corporation, a British Virgin Islands corporation (“OAC”), and its shareholders pursuant to which ENMI agreed to issue Twenty Billion (20,000,000,000) shares of its common stock, par value $0.001, (the “ENMI Shares”) in exchange of One Thousand (1,000) ordinary shares of OAC (the “share exchange transaction”).

Concurrently, on September 16, 2024, the Company discontinued the prior business of selling and distributing COVID-19 antigen tester sets and pursuant to a Disposal Agreement dated then, sold its former subsidiaries to the shareholder, Lo Kin Yi Sally, for a nominal consideration of US$1.

The share exchange and disposal were consummated simultaneously on September 16, 2024. However, the Company only issued Three Billion of the Twenty Billion shares of common stock as compensation due to the fact that the Company did not have sufficient authorized shares. The Company will increase its authorized shares to issue the remaining 17,000,000,000 shares in the next twelve months, subject to regulatory approval.

Such share exchange transaction has been accounted for as a reverse merger and recapitalization of the Company, whereby OAC is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of OAC, and the Company’s assets, liabilities and results of operations will be consolidated with OAC on the date of the share exchange transaction consummated. No goodwill is recognized in this transaction. The historical financial statements prior to the share exchange transaction are those of the accounting acquirer (OAC). Historical stockholders’ equity of the accounting acquirer prior to the reverse merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. After completion of the share exchange transaction, the Company’s accompanying unaudited condensed consolidated financial statements for the six months ended September 30, 2024 and 2023 have been restated for all periods presented accordingly.

Currently, the Company is one of the leading provider of global shipping services through eCommerce platform under its brand “buyippee” ® in Hong Kong. The Company’s e-commerce business platform features a mixture of online and offline retail shopping with global logistic services in Hong Kong.

Description of entities incorporated and controlled by the Company:

Name	Background	Effective ownership

OLS APAC Corporation (“OAC”)	• British Virgin Islands company • Incorporated on March 21, 2024 • Issued and outstanding 1,000 ordinary shares for US$1 • Investment holding	100% owned by ENMI

Online Logistics Services Limited (“OLSL”)	• Hong Kong company • Incorporated on April 12, 2012 • Issued and outstanding 1 ordinary share for HK$1 • Operating the retail sales and logistics services	100% owned by OAC

Online Logistics Services Limited, Taiwan Branch (“OLTW”)	• Foreign company’s Taiwan branch, Republic of China (“Taiwan”) • Formed and registered on July 20, 2022 • Paid-in operation capital of NTD500,000 • Wholesale and retail sale in Taiwan	100% owned by OLSL

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

The subsidiaries were audited by another firm of chartered accountants, registered with PCAOB and located in Nigeria, for the financial year ended March 31, 2024.

NOTE 3 － SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying unaudited condensed and consolidated financial statements and notes.

•	Basis of Consolidation

The unaudited condensed and consolidated financial statements include the accounts of the Company and its subsidiaries and Taiwan branch. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

The share exchange transaction, in Note 2 above, has been accounted for as a reverse merger and recapitalization of the Company, whereby OAC is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of OAC, and the Company’s assets, liabilities and results of operations will be consolidated with OAC on the date of the share exchange transaction consummated. No goodwill is recognized in this transaction. The historical financial statements prior to the share exchange transaction are those of the accounting acquirer (OAC). Historical stockholders’ equity of the accounting acquirer prior to the reverse merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. After completion of the share exchange transaction, the Company’s accompanying unaudited condensed consolidated financial statements for the six months ended September 30, 2024 and 2023 have been restated for all periods presented accordingly.

•	Use of Estimates and Assumptions

The preparation of the unaudited condensed and consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of plant and equipment, impairment of long-lived assets, allowance for expected credit losses, revenue recognition, income tax provision, deferred taxes and uncertain tax position.

The inputs into the management’s judgments and estimates consider the geopolitical tension, inflationary and high-interest rate environment and other macroeconomic factors on the Company’s critical and significant accounting estimates. Actual results could differ from these estimates.

•	Foreign Currency Translation and Transaction

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company has operations in Hong Kong and Taiwan and maintains the books and record in the local currency, Hong Kong Dollars (“HKD”) and New Taiwan Dollars (“NTD”), their respective functional currencies, being the primary currencies of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC 830-30, Translation of Financial Statement, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD and NTD into US$ has been made at the following exchange rates for the following periods:

	September 30, 2024	September 30, 2023
Period-end HKD:USD exchange rate	0.1281	0.1277
Annual average HKD:USD exchange rate	0.1287	0.1277
Period-end NTD:USD exchange rate	0.0310	0.0321
Annual average NTD: USD exchange rate	0.0316	0.0310

In the unaudited condensed consolidated financial statements of the Company, transactions in currencies other than the functional currency are measured and recorded in the functional currency using the exchange rate in effect at the date of the transaction. At the balance sheet date, monetary assets and liabilities that are denominated in currencies other than the functional currency are translated into the functional currency using the exchange rate at the balance sheet date. All gains and losses arising from foreign currency transactions are recorded in the income statements during the period in which they occur.

•	Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. They consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase.

•	Accounts Receivable

Certain accounts receivables due from payment gateway providers and credit card processors representing proceeds settled by customers are receivable within the next 3-5 working days, and are recorded at the gross billing amounts, net of the fee charges by payment gateway providers and credit card processors.

The Company also offers credit terms to certain corporate customers, who have prolonged business history and current market creditworthiness. These accounts receivable are recorded at the gross billing amount less an allowance for expected credit losses. Accounts receivable do not bear interest and are considered overdue after 30 days from the date of sale invoices.

The Company records impairment losses for accounts receivable based on assessments of the recoverability of the accounts receivable and individual account analysis, including the current creditworthiness and the past collection history of each customer and current economic industry trends. Impairments arise when there is objective evidence indicating that the balances may not be collectible. The identification of bad and doubtful debts, in particular of a loss event, requires the use of judgment and estimates, which involve the estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. Based on analysis of customers’ credit and ongoing relationship, management makes conclusions about whether any balances outstanding at the end of the period will be deemed non-collectible on an individual basis and on aging analysis basis. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the consolidated statements of operations. Delinquent account balances are written off against the allowance for expected credit losses after management has determined that the likelihood of collection is not probable.

As of September 30, 2024 and March 31, 2024, the allowances for expected credit losses amounted to approximately $246,409 and $0.

•	Allowance for Credit Losses on Financial Instruments

In accordance with ASC Topic 326 Credit Losses – Measurement of Credit Losses on Financial Instruments (ASC 326), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the lifetime expected credit losses on accounts receivable and deposit, prepayments, and others receivable which is recorded as a liability to offset the receivables. The CECL model is prepared after considering historical experience, current conditions, and reasonable and supportable economic forecasts to estimate lifetime expected credit losses. Accounts receivable and deposit, prepayments, and others receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction of bad debt expense. The allowance for expected credit losses amounted to approximately $246,409 and $0 as of September 30, 2024 and March 31, 2024.

•	Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful life
Leasehold improvements	Over the shorter of 3 years or lease term
Furniture and fixtures	5 years
Computer and office equipment	5 years

Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended September 30, 2024 and 2023 were $2,232 and $1,121, respectively.

Depreciation expense for the six months ended September 30, 2024 and 2023 were $3,406 and $2,263 respectively.

•	Impairment of Long-Lived Assets

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as plant and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. No impairment losses were recognized for the three and six months ended September 30, 2024 and 2023.

•	Revenue Recognition

The Company receives revenue from contracts with customers, which are accounted for in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”).

ASC Topic 606 provided the following overview of how revenue is recognized from the Company’s contracts with customers: The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price – The transaction price is the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer.

Step 4: Allocate the transaction price to the performance obligations in the contract – Any entity typically allocates the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or service promised in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation – An entity recognizes revenue when (or as) it satisfies a performance obligation by transferring a promised good or service to a customer (which is when the customer obtains control of that good or service). The amount of revenue recognized is the amount allocated to the satisfied performance obligation. A performance obligation may be satisfied at a point in time (typically for promises to transfer goods to a customer) or over time (typically for promises to transfer service to a customer).

All of the Company’s revenue is recognized at a point in time based on the transfer of control. In addition, the Company’s contracts do not contain variable consideration and contract modifications are minimal. The Company’s revenue arrangements generally consist of a single performance obligation to transfer promised goods and services. Revenue is reported net of sale rebates, refund and discounts.

Currently, the Company generates its revenues in the following streams:

Retail sales (direct-to-consumer)

The Company provides customized customer-specific solutions, involving with the purchase of designated merchandise, logistic and fulfilment services, through which the Company provides the service of integrating a complex set of tasks and components into a single capability. The entire contract is accounted for as one performance obligation. For these performance obligations, the Company typically has a right to consideration from customers in an amount that corresponds directly with the value to the customers of the performance completed to date, and as such, the revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment and acceptance by the customer. Advance payment is typically made, prior to the date of shipment.

Deferred revenue is recorded when the Company has received consideration (i.e., advance payment) before satisfying its performance obligations. As such, customer orders are recorded as deferred revenue prior to shipment or rendering of product or services. Deferred revenue primarily relates to e-commerce orders placed for customer-specific solutions, but not shipped or accepted by the customers, prior to the end of the fiscal period.

Logistic and fulfillment services

The Company provides logistic and fulfillment services to the customers and the Company has assessed that the customer receives the benefit of the Company’s services only upon the fulfillment of all activities and the goods are collected by them at a designated place. Accordingly, the contract has a single performance obligation. Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised services is completed and transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring and delivering services to a customer which generally occurs upon collection of goods by the customer. Generally, the contracts require the customers to pay for service prior to when t he customers collect the goods from the Company.

Supply chain consulting service

The Company also provides supply chain consulting services in relation to all activities involved in sourcing, procurement, conversion, and logistics management. The contract has a single performance obligation, which is satisfied when the services are fulfilled which is upon delivery of the products. The billing to the customer for revenue earned during each month is billed on a monthly basis. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for services.

Principal vs Agent Considerations

When another party is involved in providing goods to the customer, the Company will apply the principal versus agent guidance in ASC Topic 606 to determine if the Company is acting as the principal or an agent to the transaction. This evaluation determined that the Company is in control of establishing the transaction price, managing all aspects of the shipment term, and taking the risk of loss for delivery, collection, and returns. Based on the Company’s evaluation of the control model, it determined that all the Company’s businesses act as the principal rather than the agent within their revenue arrangements and such revenues are reported on a gross basis.

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the business operation of the revenue as follows:

		For the three months ended September 30,		For the six months ended September 30,
Type of revenue	Point of recognition	2024	2023	2024	2023

Retail sales	At the point in time	$180,358	$209,735	$508,510	$348,059
Logistic and fulfilment services	At the point in time	57,141	133,597	169,082	275,867
Supply chain consulting service	At the point in time	123,888	99,662	274,578	171,106
		$361,387	$442,994	952,170	795,032

•	Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments. As the Company’s chief operating decision maker has been identified as the chief executive officer, who reviews the combined results when making decisions about allocating resources and assessing performance of the Company, thus for the three and six months ended September 30, 2023, and 2024, the Company has business segments in Hong Kong and Taiwan.

•	Retirement Plan Costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operations as the related employee service are provided.

The Company also recognizes long service payments to be made by the Company to its employees upon the termination of services as a defined benefit plan under post-employment benefits. The cost of providing benefits is measured using projected unit credit method with actuarial valuations to determine its present value and service cost. When the calculation results in a benefit to the Company, the recognized assets limited to lower of the present value of economic benefits available in the form of any future refunds from the plan or reductions in future contributions to the plan and the asset ceiling. The net defined benefit liabilities recognized in the statement of financial position represent the present value of the obligation under defined benefit plan minus the fair value of plan assets. The Company carried out comprehensive actuarial valuation at the end of reporting period. The remeasurement of the net defined benefit liabilities during a period are recognized as cost of defined benefit plan during the period.

•	Leases

The Company adopts the FASB Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842).” for all periods presented. This standard requires lessees to recognize lease assets (“right-of-use”) and related lease obligations (“lease liabilities”) on the balance sheet for leases with terms in excess of twelve months. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities are recognized, based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term. The Company depreciated the ROU assets on a straight-line basis from the lease commencement date to the earlier of the end of the useful life of the ROU assets or the end of the lease term. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

•	Income Taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the three and six months ended September 30, 2024 and 2023, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2024 and March 31, 2024, the Company did not have any significant unrecognized uncertain tax positions.

The Company is subject to tax in local and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the relevant tax authorities.

•	Related Parties

The Company follows the ASC Topic 850-10, Related Party (“ASC 850”) for the identification of related parties and disclosure of related party transactions.

Pursuant to ASC 850, the related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of ASC Topic 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The unaudited condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operations are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

•	Commitments and Contingencies

The Company follows the ASC Topic 450-20, Contingencies to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

•	Fair Value Measurement

The Company follows the guidance of the ASC Topic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1: Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

●	Level 2: Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

●	Level 3: Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts receivable, amounts due from related parties, deposit, prepayments and other receivables, accounts payable, accrued liabilities and other payables and amounts due to related parties approximate at their fair values because of the short-term nature of these financial instruments.

•	Recently Issued Accounting Pronouncements

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosures requirements included in ASU 2023-07 are required for all public entities, including those with a single reportable segment. ASU 2023-07 is effective for annual periods beginning after December 15, 2024, on a retrospective basis, and early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2023-07 on its unaudited condensed consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 720): Improvements to Income Tax Disclosures (“ASU 2023-09”), which prescribes standard categories for the components of the effective tax rate reconciliation and requires disclosure of additional information for reconciling items meeting certain quantitative thresholds, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its unaudited condensed consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). The amendments in this Update affect a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. This update contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior statements to provide guidance in certain topical areas. ASU 2024-02 is effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the potential impact of the adoption of ASU 2024-02 on its unaudited condensed consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recently issued accounting standards that will have a material impact on the consolidated balance sheets, statements of operations and cash flows.

NOTE 4 － GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2024, the Company suffered from a working capital deficit of $796,078 and accumulated deficit of $35,207,940. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon improving the profitability and the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 5－ ACCOUNTS RECEIVABLE

	As of
	September 30, 2024	March 31, 2024

Accounts receivable, at cost:
Corporate clients, third parties	$646,640	$456,010
Corporate clients, related party	428,809	382,324
Payment gateway providers	6,970	136,991
	1,082,419	975,325
Less: allowance for expected credit losses	(246,409)	–
Accounts receivable, net	$836,010	$975,325

The Company generally conducts its business with creditworthy third parties. The Company determines, on a continuing basis, the probable losses and an allowance for expected credit losses, based on several factors including internal risk ratings, customer credit quality, payment history, historical bad debt/write-off experience and forecasted economic and market conditions. Accounts receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. In addition, receivable balances are monitored on an ongoing basis and its exposure to bad debts is not significant.

Allowance for expected credit losses were recognized $246,409 and $0 as of September 30, 2024 and March 31, 2024, respectively.

NOTE 6 － BANK BORROWINGS

Bank borrowings comprised of the followings:

			As of
Bank borrowings, secured:	Maturity date	Interest rate	September 30, 2024	March 31, 2024
		(p.a.)
Loan: HK$0.83 million	April 28, 2032	3.63%	$102,773	$100,931
Loan: HK$1.09 million	February 28, 2033	3.63%	134,713	133,536
Loan: HK$1.79 million	April 23, 2032	3.63%	219,750	228,762
Loan: HK$0.01 million	June 28, 2025	3.63%	1,031	–
Loan: HK$0.02 million	June 23, 2025	3.63%	1,913	–
Loan: HK$0.01 million	June 30, 2025	3.63%	1,169	–
Loan: HK$3.00 million	March 18, 2032	4.80%	345,781	383,400
Loan: HK$4.20 million	October 28, 2024	7.00%	540,541	517,556
Loan: HK$2.00 million	November 29, 2024	7.06%	257,401	485,640
Loan: HK$0.80 million	October 28, 2024	7.00%	102,960	–
Loan: HK$1.00 million	October 21, 2024	7.13%	128,700	–
			1,836,732	1,849,825
Less: current portion			(1,124,255)	(1,849,825)
Non-current portion			$712,477	$–

The Company obtained certain loans from several financial institutions in Hong Kong, in the aggregate principal amount of up to $1,885,889 (equal to HK$14.75 million). These loans bear annual interest at the bank prevailing rates ranging from 3.63% to 7.13%.

Interest related to the bank borrowings was $48,269 and $22,626, for the three months ended September 30, 2024 and 2023, respectively.

Interest related to the bank borrowings was $82,464 and $48,650, for the six months ended September 30, 2024 and 2023, respectively.

These banking facilities are guaranteed and secured, details of which are set out as follows:-

(a)	unlimited personal guaranteed by Mr. Cheung, the director of the Company

(b)	guaranteed by HKMC Insurance Limited under the Hong Kong SME Financing Guarantee Scheme, launched by The Hong Kong Mortgage Corporation Limited

NOTE 7 － SHAREHOLDERS’ EQUITY

Authorized shares

As of September 30, 2024 and March 31, 2024, the Company’s authorized shares were 4,400,000,000 shares of common stock, with a par value of $0.001, and 50,000,000 shares of convertible preferred stock, issuable in one or more series as may be determined by the Board.

A total of 35,000,000 shares of convertible preferred stock remains undesignated as of September 30, 2024 and March 31, 2024.

Series A Preferred Stock

The Company has designated 5,000,000 shares of Series A Preferred Stock, with a par value of $0.002. Holders of Series A Preferred Stock shall not be entitled to: (i) receive dividends or other distributions; (ii) vote on all matters submitted to a vote of the shareholders of the Company; (iii) convert into shares of common stock of the Company.

As of September 30, 2024 and March 31, 2024, the Company had 3,120,001 and 0 shares of Series A preferred stock issued and outstanding, with a par value of $0.002, respectively.

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

As of September 30, 2024 and March 31, 2024, the Company had 100,000 and 0 shares of Series B preferred stock issued and outstanding, with a par value of $0.001, respectively.

Common stock

As of March 29, 2024, the Company and OLS APAC Corporation (“OAC”), a British Virgin Island corporation and four shareholders of OAC entered into a Share Exchange Agreement (the “Share Exchange Agreement”) pursuant to which the Company agreed to issue Twenty Billion (20,000,000,000) shares of common stock, par value $0.001, (the “ENMI Shares”) to acquire One Thousand (1,000) shares of OAC.

At the closing of the share exchange transaction, the Company issued 3,000,000,000 shares of its common stock to OAC shareholders, due to insufficient authorized shares. The Company will increase its authorized shares to issue the remaining 17,000,000,000 shares in the next twelve months, subject to regulatory approval.

As of September 30, 2024, the Company had 3,831,310,013 shares of its common stock issued and outstanding, with a par value of $0.001 and 17,000,000,000 shares of common stock to be issued.

NOTE 8 － NET (LOSS) INCOME PER SHARE

	Three Months ended September 30,		Six Months ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to common shareholders	$(407,620)	$4,492	$(400,246)	$(26,885)

Weighted average common shares outstanding:
– Basic	3,127,893,848	3,000,000,000	3,063,946,924	3,000,000,000
– Diluted	20,129,532,310	20,000,000,000	20,064,716,155	20,000,000,000

Net (loss) income per share:
– Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
– Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

#less than $0.001

The diluted weighted average common shares included unissued 17,000,000,000 shares of common stocks owing to OAC shareholders under the Share Exchange Agreement.

NOTE 9 － INCOME TAX EXPENSE

The provision for income tax expense consisted of the following:

	Six months ended September 30,
	2024	2023

Current income tax	$–	$1,697
Deferred income tax	–	–

Income tax expense	$–	$1,697

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in Hong Kong and Taiwan that are subject to taxes in the jurisdictions in which they operate, as follows:

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

As of September 30, 2024, the Company has U.S. federal operating loss carryforwards of $355 and deferred tax assets of $75, for which a full valuation allowance has been provided.

For the three and six months ended September 30, 2024 and 2023, there was no operating income.

British Virgin Islands

OAC is incorporated in the British Virgin Islands and is not subject to taxation. In addition, upon payments of dividends by these entities to their shareholder, no British Virgin Islands withholding tax will be imposed.

Hong Kong

OLSL is operating in Hong Kong and is subject to the Hong Kong profits tax at the two-tiered income tax rates at the rate of 8.25% on the estimated assessable income up to HK$2,000,000 and 16.5% on any part of assessable income over HK$2,000,000 arising in Hong Kong during its tax year.

The reconciliation of income tax rate to the effective income tax rate based on income before income tax expense for the six months ended September 30, 2024 and 2023 are as follows:

	Six months ended September 30,
	2024	2023

(Loss) income before income taxes	$(260,968)	$49,773
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(43,060)	8,213
Expense not deductible from tax	40,460	–
Income not subject to taxes	(530)	(320)
Net operating loss	3,130	(4,498)
Tax holidays	–	(1,698)
Income tax expense	$–	$1,697

Taiwan

OLTW is registered as a foreign branch in Taiwan. A foreign branch is subject to the Taiwan Income Tax Law at a unified enterprise income tax rate of 20%, upon the threshold of taxable income exceeding NTD120,000. No provision for income tax is made, as OLTW has not generated any taxable income during the six months ended September 30, 2024 and 2023.

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2024 and March 31, 2024:

	September 30, 2024	March 31, 2024

Deferred tax assets:
Net operating loss carryforwards, from
United States tax regime	$75	$–
Hong Kong tax regime	3,130	–
	3,205	–
Less: valuation allowance	(3,205)	–
Deferred tax assets, net	$–	$–

Uncertain tax positions

The Company evaluates the uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2024 and March 31, 2024, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income tax expenses for the three and six months ended September 30, 2024 and 2023 and also did not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from September 30, 2024.

NOTE 10 － RELATED PARTY BALANCES AND TRANSACTIONS

Nature of relationships with related parties:

Name of related party	Relationship with the Company
Mr. Cheung Cheuk Yin	Director and major shareholder of the Company
Mr. Yip Kam Hung	Shareholder of the Company
Ms. Lo Kin Yi Sally	Shareholder of the Company
Daily Success Development Limited	Former shareholder of the Company
Ezy-Go International Trading Company Limited	Entity controlled by common shareholder
Friendship Consulting Services Limited	Entity controlled by common shareholder
Victoria Hub Capital	Entity controlled by common shareholder

Related party balances consisted of the following:

		As of
Name	Nature	September 30, 2024	March 31, 2024
Mr. Cheung	Amount due from a director	$205,579	$227,916

Mr. Yip Kam Hung	Promissory note, related party	$64,350	$–

Ms. Lo Kin Yi Sally	Amount due to a shareholder	$620,548	$–

Ezy-Go International Trading Company Limited	Accounts receivable, related party	$354,626	$382,324

Daily Success Development Limited	Note payable, former shareholder	$133,557	$–

The amount due from a director represented the temporary advances made by the Company, which is non-trade in nature. The amount is unsecured, interest-free and due on demand. The balance is expected to repay in the next twelve months.

In August 2024, the Company entered into promissory notes (the “Notes”) with Mr. Yip Kam Hung, the Company’s shareholder. Pursuant to the Note, the noteholder loaned the Company an aggregate principal amount of $64,350 (equivalent to HK$500,000), which bear interest at an annual rate of 5% and become payable upon maturity on August 20, 2026.

The amount due to a shareholder represented the temporary advances made by the Company’s shareholder, Ms. Lo Kin Yi Sally, which is non-trade in nature. The amount is unsecured, interest-free and repayable on demand.

Accounts receivable represented the trade receivable from the related party for rendering of supply chain consulting services. The amount is unsecured, interest-free and 30 days’ credit term is granted.

In August 2021, the Company entered into a loan agreement (the “Agreement”) with Daily Success Development Limited, the Company’s former shareholder. Pursuant to the Agreement, the shareholder loaned the Company a principal amount of $133,557, which bears interest at an annual rate of 5% and is repayable on demand.

In the ordinary course of business, during the six months ended September 30, 2024 and 2023, the Company was involved with transactions among related parties. The following table provides the transactions with these parties for the periods as presented (for the portion of such period that they were considered related):

		Six months ended September 30,
Name	Nature	2024	2023
Ezy-Go International Trading Company Limited	Consulting fee income	$274,578	$171,106

Ezy-Go International Trading Company Limited	Service cost	$232,148	$88,341

Friendship Consulting Services Limited	Consulting service fee	$3,202	$–

Victoria Hub Capital	Consulting service fee	$93,402	$–

Apart from the transactions and balances detailed above and elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 11 － CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and six months ended September 30, 2024, the individual customers who accounted for 10% of the Company’s revenue and its outstanding receivables balance at period-end rates, as presented as follows:

	Three months ended September 30, 2024		As of September 30, 2024
Customer	Revenue	Percentage of revenue	Accounts receivable

Customer A	$74,320	20.57%	$50,900
Customer B	123,888	34.28%	354,626
Customer C	77,322	21.40%	–

	$275,530	76.25%	$405,526

	Six months ended September 30, 2024		As of September 30, 2024
Customer	Revenue	Percentage of revenue	Accounts receivable

Customer A	$268,536	28.20%	$50,900
Customer B	274,578	28.84%	354,626

	$543,114	57.04%	$405,526

For the three and six months ended September 30, 2023, the individual customers who accounted for 10% of the Company’s revenue and its outstanding receivables balance at period-end rates, as presented as follows:

	Three months ended September 30, 2023		As of September 30, 2023
Customer	Revenue	Percentage of revenue	Accounts receivable

Customer A	$93,077	21.01%	$39,155
Customer B	99,662	22.50%	228,633

	$192,739	43.51%	$267,788

	Six months ended September 30, 2023		As of September 30, 2023
Customer	Revenue	Percentage of revenue	Accounts receivable

Customer A	$93,077	11.71%	$39,155
Customer B	171,106	21.52%	228,633

	$264,183	33.23%	$267,788

These customers are all located in Hong Kong.

(b)	Major vendors

For the three and six months ended September 30, 2024, the individual vendors who accounted for 10% or more of the Company’s service cost and its outstanding payable balances at period-end dates, are presented as follows:

	Three months ended September 30, 2024		As of September 30, 2024
Vendor	Service cost	Percentage of service cost	Accounts payable

Vendor A	$72,386	28.62%	$–

	Six months ended September 30, 2024		As of September 30, 2024
Vendor	Service cost	Percentage of service cost	Accounts payable

Vendor A	$232,148	32.77%	$–
Vendor B	74,369	10.50%	–

	$306,517	43.27%	$–

For the three and six months ended September 30, 2023, the individual vendor who accounted for 10% or more of the Company’s service cost and its outstanding payable balances at period-end dates, is presented as follows:

	Three months ended September 30, 2023		As of September 30, 2023
Vendor	Service cost	Percentage of service cost	Accounts payable

Vendor A	$88,341	18.54%	$–

	Six months ended September 30, 2023		As of September 30, 2023
Vendor	Service cost	Percentage of service cost	Accounts payable

Vendor A	$88,341	44.97%	$–

These vendors are all located in Hong Kong.

(c)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. Cash equivalents are maintained with high credit quality institutions in Hong Kong and Taiwan, the composition and maturities of which are regularly monitored by the management. The Hong Kong Deposit Protection Board pays compensation up to a limit of HK$500,000 (US$63,694) and the Central Deposit Insurance Corporation in Taiwan compensates depositors up to NT$ 3 million (US$93,054) if the bank in Hong Kong and Taiwan with which an individual/a company holds its eligible deposit fails.

As of September 30, 2024, cash and cash equivalents of $184,568 was maintained at financial institutions in Hong Kong, of which approximately $109,773 was subject to credit risk as it exceeded the guaranteed sum mentioned above. Cash and cash equivalents of $5,604 was maintained at financial institutions in Taiwan, which are not subject to credit risk.

For accounts receivable, the Company determines, on a continuing basis, the probable losses and sets up an allowance for expected credit losses.

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of the Company’s financial instruments will fluctuate because of changes in market interest rates.

The Company is exposed to interest rate risk primarily relates to the variable-rate bank borrowings and is mainly concentrated on the fluctuation of Hong Kong Prime Rate and HIBOR arising from the Company’s bank borrowings. The Company has not used any derivative instruments to mitigate its exposure associated with interest rate risk. However, the management monitors interest rate exposure and will consider other necessary actions when significant interest rate exposure is anticipated.

The Company is also exposed to cash flow interest rate risk related to bank balances and cash held at financial institutions carried at the prevailing market rates and variable-rate bank borrowings.

(e)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

(f)	Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

Further, the escalation tensions in the Middle East, including the continuing Russian – Ukraine conflict may impact the global economic situation, which indirectly may impact the Company’s operations.

NOTE 12 － COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows.

The Company has an agreement for use of office space which expired on August 1, 2022, and continued on a month-to-month basis thereafter. The monthly service fee is $3,834. Commencing from January 1, 2024, the monthly service fee was $8,051, with no specific terms of service period.

The Company is committed to increase its authorized shares to issue the remaining 17,000,000,000 shares pursuant to the Share Exchange Agreement in the next twelve months, as disclosed in Note 7.

The Company is committed to repay Promissory Notes with an aggregate principal amount of $64,350 (equivalent to HK$500,000), which bear interest at an annual rate of 5% as disclosed in Note 10.

Apart from the commitments and contingencies detailed above and elsewhere in these accompanying unaudited condensed consolidated financial statements, as of September 30, 2024, the Company did not have any significant commitments or contingencies involved.

NOTE 13 － SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2024, up to the date that the unaudited condensed consolidated financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OLS APAC Corporation, a British Virgin Island corporation was incorporated on March 21, 2024. The Company’s executive office is located at 3/F, Yeung Yiu Chung (No. 6) Industrial Building, 19 Cheung Shun Street, Lai Chi Kwok, Kowloon, Hong Kong. OAC conducts business through two subsidiaries: OLSL and OLTW.

OAC is an ecommerce platform (Buyippee.com) that provides global online purchasing and shipping services for customers in Hong Kong seeking to shop across US, Europe, Asia and Australia with ease and comfort. OAC seeks to provide its users with the most cost effective one-stop shopping experience to find and buy what they want which may only be available overseas. OAC provides a platform for users in Hong Kong to shop from a curated selection of offline stores around the world. OAC chooses the overseas stores based on local consumer interests in Hong Kong market. Currently Buyippee.com allows its users to access overseas stores in the USA, Japan, United Kingdom, China, Taiwan, Australia and Germany. OAC serves as an online shopping portal for consumers, where they can purchase products that are not customarily available to be purchased in Hong Kong, or otherwise at a discount to prices typically offered in local Hong Kong stores.

Users search for and make product purchases from our online store at Buyippee.com using Hong Kong Dollars. OAC purchases the product from overseas stores using the applicable overseas currency. To mitigate risks associated with operating in foreign currencies, OAC charges its customers a higher foreign exchange rate and limits its purchases to merchants located in countries with a stable currency exchange rate.

To provide cost and time effective on the delivery of the purchased foreign products to purchasers in Hong Kong, OAC works with local regional warehouse providers at overseas service locations. All purchased items will be shipped to and collected at the local serviced warehouse, grouped together, and transported as a group to Hong Kong, which greatly reduces shipping costs. As Hong Kong is a tax free port, there is no extra cost or risk for shipping of the overseas purchased products to Hong Kong. OAC currently does not carry any product that is assessed import tax upon entry into Hong Kong.

Technology, infrastructure and operations.

OAC ’s platform  is designed with enterprise-grade security, reliability, and scalability as top priorities. Our platform is built using PHP based open-source technologies, deployed across geographically-distributed data centers hosted by Amazon Web Service (AWS) . Our platform is subject to a rigorous set of security standards designed to ensure the security of customer data.

AWS, as one of the leading cloud computing providers, provides server hosting and security infrastructure to Buyippee.com. AWS’s global cloud computing infrastructure ensures the availability of Buyippee.com to users on a 24/7 standard.

OAC’s platform is based on PHP which lowers its costs of development and website maintenance costs. It also simplifies integration with many other third-party functionality, such as payment gateway, statistic tracking, and the like. We find that developers with knowledge and experience of working with PHP based platforms are widely available. As a result, we do not believe that we will experience significant challenges with finding qualified personnel to help maintain our platform or to develop future new functionality.

Future Plans

In the future, OAC intends to focus on the following areas of expansion as finances and opportunities permit:

•	Expand the selection of products made available in each region, with an initial focus on fashion products. OAC believes that this will increase the average spend per user.
•	Expand its global transportation and warehousing service coverage through future merger and acquisitions of transportation and delivery operators in different regions to further decrease costs of delivery.
•	Expand its purchaser platform outside of Hong Kong to other major cities in Asia market.

Corporate History

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

Prior to the DHIG Share Exchange, the Company was considered as a shell company due to its nominal assets and limited operation. The transaction was treated as a recapitalization of the Company.

The Share Exchange between the Company and DHIG on July 26, 2021, was deemed a merger of entities under common control for which Miss Sally Kin Yi LO is the common director and shareholder of both the Company and DHIG. Under the guidance in ASC 805 for transactions between entities under common control, the assets, liabilities and results of operations, are recognized at their carrying amounts on the date of the Share Transfer, which required the retrospective combination of the Company and DHIG for all periods presented.

On June 29, 2021, the Board of Directors of the Company approved the designation of 10,000,000 shares of Series B Convertible Preferred Stock which took effect immediately. On August 12, 2021, our Board of Directors authorized and approved the amendment and restatement of our Articles of Incorporation to: (i) change our name to DH Enchantment Inc.; and (ii) amend the powers, rights and designation of the Series A Convertible Preferred Stock; and (iii) effectuate a 5:1 reverse split, all of which are subject to final authorization by FINRA. This reverse split was abandoned by the Issuer.

Acquisition of Buyippee

On March 29, 2024, DH Enchantment Inc., a Nevada corporation (the “Issuer”), entered into a Share Exchange Agreement with OLS Asia Corporation, a British Virgin Island corporation (“Buyippee”) and the shareholders of Buyippee (“Buyippee Shareholders”), pursuant to which the Issuer agreed to purchase from the Buyippee Shareholders an aggregate of One Thousand shares of common stock of Buyippee, representing all of the issued and outstanding securities of Buyippee. In consideration, the Issuer agreed to issue to the Buyippee Shareholders an aggregate of Twenty Billion (20,000,000,000) shares of its common stock at a per share price of $0.001 .

The acquisition consummated on September 16, 2024, however, the Issuer was only issued Three Billion of the Twenty Billion shares of common stock due to the fact that the Issuer did not have sufficient authorized shares. In connection with the acquisition of Buyippee, the Issuer agreed to effectuate a reverse stock split of its common stock whereby each 1000 shares of the Issuer’s common stock would be exchanged for 1 one share the Issuer’s common stock. The Issuer intends to effectuate the contemplated reverse stock split in the near future. Upon the effective date of the reverse stock split, the Issuer will issue the remaining balance of the shares due to the Buyippee Shareholders pursuant to the Share Exchange Agreement.

As a result of the acquisition of Buyippee, Buyippee became a wholly owned subsidiary of the Issuer. Buyippee holds 100% of Online Logistics Services Limited, a Hong Kong private limited company (“OLS Hong Kong”). OLS Hong Kong holds 100% of Online Logistics Services Limited Taiwan Branch, a Taiwan private limited company (“OLS Taiwan”).

Upon consummation of our acquisition of Buyippee, we became engaged in the online ecommerce and logistic business. Concurrently therewith, we discontinued our prior business of selling and distributing COVID-19 antigen tester sets. Shares of DH Investment Group, a British Virgin Islands corporation, and Ho Shun Yi, a Hong Kong private limited company, companies through which the prior COVID-19 antigen testing business was operated, were transferred to Sally Kin Yi Lo for nominal consideration.

The foregoing description of the Share Exchange Agreement with Buyippee is qualified in its entirety by reference to the Share Exchange Agreement which is filed as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference.

Results of Operations.

Comparison of the Three and Six Months ended September 30, 2024 and 2023

The following table sets forth certain operational data for the periods indicated:

	Three Months Ended September 30,
	2024	2023
Revenues, net
Revenue from third parties	$237,499	$343,332
Revenue from related party	123,888	99,662
Total revenues, net	361,387	442,994
Cost of revenue	(252,928)	(280,078)
Gross profit	108,459	162,916
Operating expenses:
Sales and marketing expense	(57,993)	(13,057)
Personnel and benefit expense	(45,328)	(94,046)
General and administrative expenses	(369,125)	(27,073)
(Loss) income from operation	(363,987)	28,740
Other expenses, net	(46,317)	(22,551)
(Loss) income before income taxes	(410,304)	6,189
Income tax credit (expense)	2,684	(1,697)
Net (loss) income	$(407,620)	$4,492

	Six Months Ended September 30,
	2024	2023
Revenues, net
Revenue from third parties	$677,592	$623,926
Revenue from related party	274,578	171,106
Total revenues, net	952,170	795,032
Cost of revenue	(708,331)	(476,505)
Gross profit	243,839	318,527
Operating expenses:
Sales and marketing expense	(76,722)	(24,095)
Personnel and benefit expense	(90,757)	(206,970)
General and administrative expenses	(401,702)	(65,359)
(Loss) income from operation	(325,342)	22,103
Other expenses, net	(74,904)	(47,291)
Loss before income taxes	(400,246)	(25,188)
Income tax expense	–	(1,697)
Net loss	$(400,246)	$(26,885)

Revenue

The Company currently earns three types of income sources:-

	Three Months Ended September 30,
Type of revenue	2024	2023

Retail sales	$180,358	$209,735
Logistic and fulfilment services	57,141	133,597
Supply chain consulting service (related party)	123,888	99,662
	$361,387	$442,994

	Six Months Ended September 30,
Type of revenue	2024	2023

Retail sales	$508,510	$348,059
Logistic and fulfilment services	169,082	275,867
Supply chain consulting service (related party)	274,578	171,106
	$952,170	$795,032

Retail Sales (direct-to-consumer)

The Company provides customized customer-specific solutions, involving with the purchase of designated merchandise, logistic and fulfilment services, through which the Company provides the service of integrating a complex set of tasks and components into a single capability. The entire contract is accounted for as one performance obligation. For these performance obligations, the Company typically has a right to consideration from customers in an amount that corresponds directly with the value to the customers of the performance completed to date, and as such, the revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment and accepted by the customer. Advanced payment is typically made, prior to the date of shipment.

Deferred revenue is recorded when the Company has received consideration (i.e., advanced payment) before satisfying its performance obligations. As such, customer orders are recorded as deferred revenue prior to shipment or rendering of product or services. Deferred revenue primarily relates to e-commerce orders placed for customer-specific solutions, but not shipped or accepted by the customers, prior to the end of the fiscal period.

Logistic and Fulfilment Services

The Company provides logistics and fulfilment services to the customers and they receive the benefit of the Company’s services as the goods are transported from one location to another. Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised services is completed and transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring and delivering services to a customer. Generally, the contracts require the customers to pay for service when the customers collect the goods from the Company.

Supply Chain Consulting Service

The Company also renders supply chain consulting services in relation to all activities involved in sourcing, procurement, conversion, and logistics management. The contract has a single performance obligation, which is satisfied upon rendering of services, on a monthly basis. Revenue is recognized when performance obligation is satisfied and the customer obtains the benefit of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for services, which is determined by performance-based fees and the amount is varied, upon the monthly performance result.

Revenues of $361,387 for the three months ended September 30, 2024, decreased by $81,607 or 18.4% from $442,994 in the same period of 2023, which was mainly due to sluggish demand in logistic and fulfillment service in Hong Kong and Taiwan.

Revenues of $952,170 for the six months ended September 30, 2024, increased by $157,138 or 19.8% from $795,032 in the same period of 2023, which was mainly due to an increase in outbound retail sales.

Revenues for the three and six months ended September 30, 2024 and 2023 consisted primarily retail sales, logistic and fulfilment services, as well as supply chain consulting services.

Cost of Revenue

Cost of revenues of $252,928 for the three months ended September 30, 2024 decreased by $27,150, or 9.7%, from $280,078 in the same period of 2023 which was mainly due to the decrease in direct operating cost in connection with retail sales.

Cost of revenues of $708,331 for the six months ended September 30, 2024 increased by $231,826, or 48.7%, from $476,505 in the same period of 2023 which was mainly due to the increase in direct operating cost in connection with logistics and warehousing services.

Gross Profit

We achieved a gross profit of $108,459 and $162,916 for the three months ended September 30, 2024 and 2023, respectively. Our gross profit margin was approximately 30.0% and 36.8% for the three months ended September 30, 2024 and 2023, respectively.

The decrease in gross profit and gross profit margin is attributable to sluggish demand in logistic and fulfillment service in Hong Kong and Taiwan mentioned above.

We achieved a gross profit of $243,839 and $318,527 for the six months ended September 30, 2024 and 2023, respectively. Our gross profit margin was approximately 25.6% and 40.1% for the six months ended September 30, 2024 and 2023, respectively.

The decrease in gross profit and gross profit margin is attributable to an increase in direct operating costs in new rendering logistics and warehousing services.

Sales and Marketing Expenses (“S&M”)

S&M expenses increased by $44,936 or 344.2%, to $57,993 for the three months ended September 30, 2024, as compared to the same period as of 2023. S&M expenses increased by $52,627 or 218.4%, to $76,722 for the six months ended September 30, 2024, as compared to the same period as of 2023.

The increase in S&M expenses is due primarily to increase in advertising and online marketing fee.

S&M expenses for the three and six months ended September 30, 2024 and 2023 primarily include advertising, online marketing as well as consultancy fee.

Payroll and benefit Expenses (“P&B”)

P&B expenses decreased by $48,718 or 51.8%, to $45,328 for the three months ended September 30, 2024, as compared to the same period as of 2023. P&B expenses decreased by $116,213 or 56.1%, to $90,757, for the six months ended September 30, 2024, as compared to the same period as of 2023.

The decrease in P&B expenses is due primarily to cost savings from system upgrades to control labor costs.

P&B expenses for the three and six months ended September 30, 2024 and 2023 primarily include wages and salaries and other staff benefits.

General and Administrative Expenses (“G&A”)

G&A expenses increased by $342,052 or 1,263.4%, to $369,125 for the three months ended September 30, 2024, as compared to the same period as of 2023. G&A expenses increased by $336,343 or 514.6%, to $401,702 for the six months ended September 30, 2024, as compared to the same period as of 2023.

The increase in G&A expenses is primarily attributable to the significant increase in legal and professional fees incurred in connection with the acquisition of OAC and allowance for expected credit losses.

G&A expenses for the three and six months ended September 30, 2024 and 2023 primarily include office operating cost, as well as professional fees.

Other Expenses, net

Other expenses, net increased by $23,766 or 105.4%, to $46,317 for the three months ended September 30, 2024, as compared to the same period as of 2023. Other expenses, net increased by $27,613 or 58.4%, to $74,904 for the six months ended September 30, 2024, as compared to the same period as of 2023.

The increase in other expenses, net is primarily attributable to the increase in interest expenses paid for additional bank borrowings.

Other expenses, net for the three and six months ended September 30, 2024 and 2023 primarily include interest expense for bank borrowings offset by bank interest income.

Income Tax Expense

We had income tax credit of $2,684 and income tax expense of $1,697 under Hong Kong tax regime during the three months ended September 30, 2024 and 2023, respectively.

We incurred income tax expense of $nil and $1,697 under Hong Kong tax regime during the six months ended September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

The following summarizes the key components of our cash flows for the six months ended September 30, 2024 and 2023.

	Six Months ended September 30,
	2024	2023
Net cash used in operating activities	$(302,399)	$(220,705)
Net cash used in investing activities	$(2,929)	$–
Net cash provided by financing activities	$73,593	$185,709

Net Cash Used In Operating Activities

For the six months ended September 30, 2024, net cash used in operating activities was $302,399, which consisted primarily of a net loss of $400,246, an increase in accounts receivable of $107,094, a decrease in accrued liabilities and other payables of $33,281, a decrease in deferred revenue of $15,387 and a decrease in income tax payable of $9,834, offset by a decrease in deposits, prepayments and other receivables of $4,883, an increase in accounts payable of $8,745 and adjusted for non-cash items such as depreciation of plant and equipment of $3,406 and allowance for expected credit losses of $246,409.

For the six months ended September 30, 2023, net cash used in operating activities was $220,705 which consisted primarily of a net loss of $26,885, an increase in accounts receivable of $181,163, a decrease in accrued liabilities and other payables of $197 and a decrease in deferred revenue of $28,419, offset by a decrease in deposits, prepayments and other receivables of $4,249, an increase in accounts payable of $7,749, an increase in income tax payable of $1,698, and adjusted for non-cash items such as depreciation of plant and equipment of $2,263.

Net Cash Used In Investing Activities

For the six months ended September 30, 2024, net cash used in investing activities was $2,929, relating to the development of warehouse facilities.

For the six months ended September 30, 2023, no investing activities were incurred.

Net Cash (Used in) Provided by Financing Activities

For the six months ended September 30, 2024, net cash provided by financing activities was $73,593, mainly relating to $64,350 of proceeds from promissory note from related party and $22,337 of temporary advances from director, offset by $$13,093 of net repayment to bank borrowings.

For the six months ended September 30, 2023, net cash provided by financing activities was $185,709, mainly relating to $110,973 of net proceeds from bank borrowings and $74,736 of temporary advances from the director to support the operation.

Working Capital

As of September 30, 2024, we have cash and cash equivalents of $208,171, accounts receivable, net of $836,010, deposits, prepayments and other receivables of $20,736, income tax receivable of 19,062 and amount due from director of $205,579.

As of March 31, 2024, we have cash and cash equivalents of $443,455, accounts receivable, net of $975,325, deposits, prepayments and other receivables of $25,619, income tax receivable of 9,228 and amount due from director of $227,916.

As of September 30, 2024 and March 31, 2024, we have a working capital deficit of $1,508,555 and $263,903, respectively.

Going Concern

As of September 30, 2024, the Company suffered from a working capital deficit of $1,508,555 and accumulated deficit of $22,441,283. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon improving the profitability and the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to improve the operating result for the foreseeable future. We expect net cash expended in 2024 to be significantly higher than 2023. As of September 30, 2024, we have accumulated losses of $22,411,283. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had no contractual obligations and commercial commitments as of September 30, 2024 and March 31, 2024.

Indebtedness

Bank borrowings comprised of the followings:

			As of
Bank borrowings, secured:	Maturity date	Interest rate	September 30, 2024	March 31, 2024
		(p.a.)
Loan: HK$0.83 million	April 28, 2032	3.63%	$102,773	$100,931
Loan: HK$1.09 million	February 28, 2033	3.63%	134,713	133,536
Loan: HK$1.79 million	April 23, 2033	3.63%	219,750	228,762
Loan: HK$0.01 million	June 28, 2025	3.63%	1,031	–
Loan: HK$0.02 million	June 23, 2025	3.63%	1,913	–
Loan: HK$0.01 million	June 30, 2025	3.63%	1,169	–
Loan: HK$3.00 million	March 18, 2032	4.80%	345,781	383,400
Loan: HK$4.20 million	October 28, 2024	7.00%	540,541	517,556
Loan: HK$2.00 million	November 29, 2024	7.06%	257,401	485,640
Loan: HK$0.80 million	October 28, 2024	7.00%	102,960	–
Loan: HK$1.00 million	October 21, 2024	7.13%	128,700	–
			$1,836,732	$1,849,825

These loans bear annual interest at the bank prevailing rates ranging from 3.63% to 7.13%. The Company is subject to various financial covenants under certain loan agreements, which include repayment on-demand clause.

These banking facilities are guaranteed and secured, details of which are set out as follows:-

(a)	unlimited personal guarantee by Mr. Cheung, the director of the Company

(b)	guaranteed by HKMC Insurance Limited under the Hong Kong SME Financing Guarantee Scheme, launched by The Hong Kong Mortgage Corporation Limited

Off-balance Sheet Arrangements

As of September 30, 2024, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above evaluation. In the meantime, management has appointed external consultants to minimize the risk and ascertain compliance with requirements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the period ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(1)	Financial Statements

Financial Statements are included in Part I, Item 1 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Designations of preferences and rights of Series B Convertible Preferred Stock (1)
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (2)
4.2	Description of Securities (3)
10.1	Share Exchange Agreement, dated March 29, 2024, by and among DH Enchantment, Inc., OLS Asia Corporation, and the shareholders of OLS Asia Corporation.(3)
21	Subsidiaries (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302*
32.1	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Custodianship Records (1)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

_______________

*	Filed herewith

(1)	Incorporated by reference to the Exhibits of the Registration Statement on Form 10 filed with the United States Securities and Exchange Commission on August 4, 2021.
(2)	Incorporated by reference to the Exhibits of the Amendment No. 6 to the Registration Statement on Form 10 filed with the United States Securities and Exchange Commission on June 27, 2022.
(3)	Incorporated by reference to the Exhibits of the Current Report on Form 8-K filed with the United States Securities and Exchange Commission on September 17, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DH Enchantment, Inc.
(Registrant)

Dated: November 19, 2024	/s/ Cheung, Cheuk Yin
Cheung Cheuk Yin
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer)

