Form 10-Q/A
period 2024-09-30
DH ENCHANTMENT, INC.
filed 2024-12-27
CIK 1300781

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of November 19, 2024, was 3,831,310,013.

TABLE OF CONTENTS.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	11

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 (restated) and March 31, 2024 (audited and restated)	11

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended September 30, 2024 and 2023 (restated)	12

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2024 and 2023 (restated)	13

Unaudited Condensed Consolidated Statements of Changes in Deficit for the Three and Six Months Ended September 30, 2024 and 2023 (restated)	14

Notes to Unaudited Condensed Consolidated Financial Statements	15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	45

PART II - OTHER INFORMATION	46

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3. Defaults Upon Senior Securities	46

Item 4. Mine Safety Disclosures	46

Item 5. Other Information	46

Item 6. Exhibits	47

SIGNATURES	48

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment” or “Amendment No. 1”) amends the Quarterly Report on Form 10-Q for the period ended September 30, 2024 originally filed on November 19, 2024 (the “Original Filing”) by DH Enchantment, Inc., a Nevada corporation (“ENMI” the” Company,” “we,” or “us”). We are filing this Amendment to restate the Company’s consolidated financial statements and related notes as of March 31, 2024 and the three and six months ended September 30, 2024 (collectively, the “Previous Financial Statements”).

Restatement Background

On September 16, 2024, 2024, the Company completed the merger (the “Merger”) with OAC pursuant to the terms and conditions of the Share Exchange Agreement, with OAC surviving the Merger as a wholly-owned subsidiary of ENMI.

The Merger was deemed to be a reverse merger for accounting purpose. Consequently, the following errors were identified:

(i)	Adjustment #1: Misstatement relating to the Company’s bank borrowing pledged against the director’s personal property

(ii)	Adjustment #2: Reclassification of current and non-current portions of the bank borrowings

(iii)	Adjustment #3: Reallocation of accumulated losses of legal acquirer upon the recapitalization under the Merger

(iv)	Adjustment #4: Reclassification of cost of revenue from third parties to related party

(v)	Adjustment #5: Reclassification for net proceeds from bank borrowings

These errors did not impact the Company’s cash position, revenues, results of operation and loss per share.

This Amendment does not reflect events occurring after the filing of our Original Filing, or modify or update those disclosures, except as disclosed in our financial statement footnote subsequent event disclosures. The following sections of our Original Filing have been amended:

● Part I – Item 1 – Financial Statements; and

● Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Amendment has been signed as of a current date and all certifications of our Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

INTRODUCTORY COMMENT

DH Enchantment Inc. is a Nevada holding company with no operations of its own. DH Enchantment Inc. operates through its wholly owned subsidiaries OLS APAC Corporation, a British Virgin Island corporation (“OAC”), Online Logistics Services Limited, a Hong Kong private limited company (“OLSL”) and Online Logistics Services Limited Taiwan Branch, a registered foreign branch of OLSL in Taiwan (“OLTW”). OAC is engaged primarily in the logistics business. OAC’s operations are located in Hong Kong and Taiwan and are solely conducted through OLSL and OLTW. All references in this Quarterly Report to the “Company,” “we,” “us” or “our” are to DH Enchantment Inc., OAC, OLSL and OLTW on a consolidated basis.

Our investors will hold common stock of DH Enchantment, Inc., the Nevada holding company that has no operations of its own, and not in OLSL or OLTW, its operating companies. This holding company structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and Taiwan branch. Holding indirect equity interests in OLSL and OLTW, our operating subsidiaries, is not as effective as holding a direct ownership interest as DH Enchantment, Inc. will be dependent upon contributions from our subsidiaries to finance the cash flow needs of DH Enchantment, Inc. DH Enchantment, Inc.’s ability to obtain contributions from its subsidiaries are significantly affected by regulations promulgated by Hong Kong and Taiwan authorities. Any limitation on the ability of our subsidiaries to transfer cash or assets to us could have a material adverse effect on our ability to conduct business. As a result, any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations that adversely affects our ability to transfer cash or assets may adversely affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors- Our Hong Kong and Taiwan subsidiaries may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of DH Enchantment, Inc.’s common stock.” and more generally, “Risk Factors – Risk Relating to Doing Business in Hong Kong and Taiwan.” set forth in the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2024 (the “Current Report”).

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

Transfers of Cash to and from Our Subsidiaries

DH Enchantment, Inc. is a Nevada holding company with no operations of its own. DH Enchantment, Inc. conducts its operations in Hong Kong primarily through OLSL and OLTW, DH Enchantment, Inc.’s subsidiary in Hong Kong and branch in Taiwan, respectively. DH Enchantment, Inc. may rely on dividends to be paid by its Hong Kong and Taiwan subsidiaries to fund its cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to its shareholders, to service any debt it may incur and to pay its operating expenses. In order for DH Enchantment, Inc. to pay dividends to its shareholders, it will rely on payments made from its Hong Kong and Taiwan subsidiaries to DH Enchantment, Inc. As of the date of this prospectus, DH Enchantment, Inc. does not have bank accounts. There has been no dividends, distributions or any other cash flows or transfers of assets made among the holding company or the subsidiaries and no dividends, distributions or any other cash flows or transfers of assets made to U.S. investors. Please see our consolidated financial statements beginning on page F-1 of this Current Report.

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-Q/A including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

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

Consequently, all of the forward-looking statements made in this Form 10-Q/A are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND MARCH 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	September 30, 2024	March 31, 2024
	(Restated)	(Audited and restated)
ASSETS
Current assets:
Cash and cash equivalents	$208,171	$443,455
Accounts receivable, third parties, net	481,384	593,001
Accounts receivable, related parties, net	354,626	382,324
Amounts due from a director	918,865	227,916
Income tax receivable	19,062	9,228
Deposits, prepayments and other receivables	20,736	25,619
Total current assets	2,002,844	1,681,543

Non-current assets:
Plant and equipment, net	7,186	7,646

TOTAL ASSETS	$2,010,030	$1,689,189

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,745	$–
Accrued liabilities and other payables	149,104	30,807
Bank borrowings, current	1,141,666	1,098,630
Deferred revenue	49,427	64,814
Note payable, related party	133,557	–
Amount due to a related party	620,548	–
Total current liabilities	2,103,047	1,194,251

Non-current liabilities:
Bank borrowings, non-current	1,408,352	751,195
Promissory note, related party	64,350	–
Total non-current liabilities	1,472,702	751,195

TOTAL LIABILITIES	3,575,749	1,945,446

Commitments and contingencies	–	–

Shareholders’ deficit:
Convertible preferred stock; 50,000,000 shares authorized, and 35,000,000 shares undesignated as of September 30, 2024 and March 31, 2024, respectively	–	–
Series A preferred stock, $0.002 par value; 5,000,000 shares designated; 3,120,001 and 0 shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	6,240	–
Series B convertible preferred stock, $0.001 par value; 10,000,000 shares designated; 100,000 and 0 shares issued as of September 30, 2024 and March 31, 2024, respectively	100	–
Common stock, $0.001 par value; 4,400,000,000 shares authorized; 3,831,310,013 and 3,000,000,000 shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	3,831,310	3,000,000
Shares to be issued, 17,000,000,000 shares of common stock	17,000,000	17,000,000
Accumulated other comprehensive income	7,914	11,447
Additional paid-in capital	(21,742,333)	(19,999,000)
Accumulated losses	(668,950)	(268,704)
Total shareholders’ deficit	(1,565,719)	(256,257)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,010,030	$1,689,189

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended September 30,		Six Months ended September 30,
	2024	2023	2024	2023

Revenues, net
Revenue from third parties	$237,499	$343,332	$677,592	$623,926
Revenue from related party	123,888	99,662	274,578	171,106
Total revenues, net	361,387	442,994	952,170	795,032
Cost of revenue, net
From third parties	(134,050)	(191,737)	(429,661)	(388,164)
From related parties	(118,878)	(88,341)	(278,670)	(88,341)
Total cost of revenue, net	(252,928)	(280,078)	(708,331)	(476,505)

Gross profit	108,459	162,916	243,839	318,527

Operating expenses:
Sales and marketing	(57,993)	(13,057)	(76,722)	(24,095)
Personnel and benefit	(45,328)	(94,046)	(90,757)	(206,970)
General and administrative	(369,125)	(27,073)	(401,702)	(65,359)
Total operating expenses	(472,446)	(134,176)	(569,181)	(296,424)

(Loss) income from operations	(363,987)	28,740	(325,342)	22,103

Other (expense) income:
Interest income	949	23	2,423	179
Interest expense	(48,885)	(22,626)	(83,080)	(48,650)
Loss on disposal of subsidiary	(99)	–	(99)	–
Sundry income	1,718	52	5,852	1,180
Total other expense, net	(46,317)	(22,551)	(74,904)	(47,291)

(Loss) income before income taxes	(410,304)	6,189	(400,246)	(25,188)

Income tax credit (expense)	2,684	(1,697)	–	(1,697)

NET (LOSS) INCOME	(407,620)	4,492	(400,246)	(26,885)

Other comprehensive (loss) income:
– Foreign currency adjustment (loss) income	(9,901)	8,319	(3,533)	13,113

COMPREHENSIVE (LOSS) INCOME	$(417,521)	$12,811	$(403,779)	$(13,772)

Net (loss) income per share
– Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
– Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic	3,127,893,848	3,000,000,000	3,063,946,924	3,000,000,000
– Diluted	20,129,532,310	20,000,000,000	20,064,716,155	20,000,000,000

# less than $0.001

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Six Months ended September 30,
	2024	2023
	(Restated)
Cash flows from operating activities:
Net loss	$(400,246)	$(26,885)

Adjustments to reconcile net loss to net cash used in operating activities
Allowance for expected credit losses	246,409	–
Depreciation of plant and equipment	3,406	2,263

Change in operating assets and liabilities:
Accounts receivable	(107,094)	(181,163)
Deposits, prepayments and other receivables	4,883	4,249
Accounts payable	8,745	7,749
Accrued liabilities and other payables	(33,281)	(197)
Deferred revenue	(15,387)	(28,419)
Income tax payable	(9,834)	1,698
Net cash used in operating activities	(302,399)	(220,705)

Cash flows from investing activity:
Purchase of plant and equipment	(2,929)	–
Net cash used in investing activity	(2,929)	–

Cash flows from financing activities:
Proceeds from bank borrowings, net	700,193	110,973
Proceeds from promissory note, related party	64,350	–
(Advance to) repayment from a director	(690,949)	74,736
Net cash provided by financing activities	73,594	185,709

Effect on exchange rate change on cash, cash equivalents	(3,550)	16,631

Net change in cash and cash equivalent	(235,284)	(18,365)

BEGINNING OF PERIOD	443,455	130,735

END OF PERIOD	$208,171	$112,370

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$9,721	$–
Cash paid for interest	$82,464	$48,650

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series A Preferred stock		Series B Preferred stock		Common stock		Shares	Additional		Accumulated Other	Total
	No. of		No. of		No. of		to be	paid-in	Accumulated	comprehensive	stockholders’
	shares	Amount	shares	Amount	shares	Amount	issued	capital	losses	income	deficit
Balance as of April 1, 2023 (restated)	–	$–	–	$–	3,000,000,000	$3,000,000	$17,000,000	$(19,999,000)	$(159,919)	$124	$(158,795)

Net loss for the period	–	–	–	–	–	–	–	–	(31,377)	–	(31,377)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	4,794	4,794

Balance as of June 30, 2023 (restated)	–	$–	–	$–	3,000,000,000	$3,000,000	$17,000,000	$(19,999,000)	$(191,296)	$4,918	$(185,378)

Net income for the period	–	–	–	–	–	–	–	–	4,492	–	4,492
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	8,319	8,319

Balance as of September 30, 2023 (restated)	–	$–	–	$–	3,000,000,000	$3,000,000	$17,000,000	$(19,999,000)	$(186,804)	$13,237	$(172,567)

Balance as of April 1, 2024 (restated)	–	$–	–	$–	3,000,000,000	$3,000,000	$17,000,000	$(19,999,000)	$(268,704)	$11,447	$(256,257)

Net income for the period	–	–	–	–	–	–	–	–	7,374	–	7,374
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	6,368	6,368

Balance as of June 30, 2024 (restated)	–	$–	–	$–	3,000,000,000	$3,000,000	$17,000,000	$(19,999,000)	$(261,330)	$17,815	$(242,515)

Acquisition of legal acquiror	3,120,001	6,240	100,000	100	831,310,013	831,310	–	(1,743,333)	–	–	(905,683)
Net loss for the period	–	–	–	–	–	–	–	–	(407,620)	–	(407,620)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	(9,901)	(9,901)

Balance as of September 30, 2024 (restated)	3,120,001	$6,240	100,000	$100	3,831,310,013	$3,831,310	$17,000,000	$(21,742,333)	$(668,950)	$7,914	$(1,565,719)

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 － BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025. The information included in this Quarterly Report on Form 10-Q/A should be read in conjunction with the Form 10-Q filed on November 19, 2024 and Form 8-K filed on September 17, 2024.

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

Currently, the Company is one of the leading provider of global logistics services through eCommerce platform under its brand “buyippee” ® in Hong Kong. The Company’s e-commerce business platform features a mixture of online and offline retail shopping with global logistics services in Hong Kong.

Description of entities incorporated and controlled by the Company:

Name	Background	Effective ownership

OLS APAC Corporation (“OAC”)	• British Virgin Islands company • Incorporated on March 21, 2024 • Issued and outstanding 1,000 ordinary shares for US$1 • Investment holding	100% owned by ENMI

Online Logistics Services Limited (“OLSL”)	• Hong Kong company • Incorporated on April 12, 2012 • Issued and outstanding 1 ordinary share for HK$1 • Operating the retail sales and global logistics services	100% owned by OAC

Online Logistics Services Limited, Taiwan Branch (“OLTW”)	• Foreign Taiwan branch, Republic of China (“Taiwan”) of OLSL • Formed and registered on July 20, 2022 • Paid-in operation capital of NTD500,000 • Wholesale and retail sale in Taiwan	100% owned by OLSL

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

Translation of amounts from HKD and NTD into US$ has been made at the following exchange rates for the following periods:

	September 30, 2024	September 30, 2023
Period-end HKD:USD exchange rate	0.1287	0.1277
Annual average HKD:USD exchange rate	0.1281	0.1277
Period-end NTD:USD exchange rate	0.0310	0.0310
Annual average NTD: USD exchange rate	0.0316	0.0321

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

The Company also offers credit terms to certain corporate customers, who have prolonged business history and current market creditworthiness. These accounts receivable are recorded at the gross billing amount less an allowance for expected credit losses. Accounts receivable does not bear interest and are considered overdue after 30 days from the date of sale invoices.

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

As of September 30, 2024 and March 31, 2024, there were no impairment losses on receivables recorded.

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

Currently, the Company generates its revenues in the following streams:

Retail sales (direct-to-consumer)

The Company provides customized customer-specific solutions, involving with the purchase of designated merchandise, logistic and fulfilment services, through which the Company provides the service of integrating a complex set of tasks and components into a single capability. The entire contract is accounted for as one performance obligation. For these performance obligations, the Company typically has a right to consideration from customers in an amount that corresponds directly with the value to the customers of the fulfilled performance obligation, and as such, the revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon collection or delivery and acceptance by the customer. Advance payment is typically made, prior to the date of collection by or delivery to the customer.

Deferred revenue is recorded when the Company has received consideration (i.e., advance payment) before satisfying its performance obligations. As such, customer orders are recorded as deferred revenue prior to collection or delivery of products. Deferred revenue primarily relates to e-commerce orders placed for customer-specific solutions, but not delivered or accepted by the customers, prior to the end of the fiscal period.

Logistic and fulfillment services

The Company provides logistic and fulfillment services to the customers and the Company has assessed that the customer receives the benefit of the Company’s services only upon the fulfillment of all activities and the goods are collected by them at a designated place. Accordingly, the contract has a single performance obligation. Revenue is recognized when the single performance, obligations under the terms of a contract are satisfied, which occurs when control of the promised services is completed and transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring and delivering services to a customer which generally occurs upon delivery or collection of goods to or by the customer. Generally, the contracts require the customers to pay for service prior to when the customers collect the goods from the Company.

Supply chain consulting service

The Company also provides supply chain consulting services in relation to all activities involved in sourcing, procurement, conversion, and logistics management. The contract has a single performance obligation, which is satisfied when the services are fulfilled which is upon delivery of the products on behalf of the customer. The billing to the customer for revenue earned is billed on a monthly basis. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for services.

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

The Company adopts the FASB Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842).” for all periods presented. This standard requires lessees to recognize lease assets (“right-of-use”) and related lease obligations (“lease liabilities”) on the balance sheet for leases with terms in excess of twelve months. For low value leases and leases with lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities.

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

As of September 30, 2024, the Company suffered from a working capital deficit of $100,203 and accumulated deficit of $668,950. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon improving the profitability and the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Allowance for expected credit losses was recognized $246,409 as of September 30, 2024 which includes $74,183 related to related party and $172,226 from third party. As of March 31, 2024, no allowance for expected credit losses was recognized.

NOTE 6 － BANK BORROWINGS

Bank borrowings comprised of the followings:

			As of
Bank borrowings, secured:	Maturity date	Interest rate	September 30, 2024	March 31, 2024
		(p.a.)
Loan: HK$0.83 million	April 28, 2032	3.63%	$102,773	$100,931
Loan: HK$1.09 million	February 28, 2033	3.63%	134,713	133,536
Loan: HK$1.79 million	April 23, 2032	3.63%	219,750	228,762
Loan: HK$0.01 million	June 28, 2025	3.63%	1,031	–
Loan: HK$0.02 million	June 23, 2025	3.63%	1,913	–
Loan: HK$0.01 million	June 30, 2025	3.63%	1,169	–
Loan: HK$3.00 million	March 18, 2032	4.80%	345,781	383,400
Loan: HK$5.75 million	September 30, 2052	4.38%	713,286	–
			1,520,416	846,629

Bank facilities	Facility availability period	Interest rate
Loan: HK$4.20 million	October 28, 2024	7.00%	540,541	517,556
Loan: HK$2.00 million	November 29, 2024	7.06%	257,401	485,640
Loan: HK$0.80 million	October 28, 2024	7.00%	102,960	–
Loan: HK$1.00 million	October 21, 2024	7.13%	128,700	–
			1,030,602	1,003,196
Total borrowings			2,550,018	1,849,825
Less: current portion			(1,141,666)	(1,098,630)
Non-current portion			$1,408,352	$751,195

The Company obtained certain loans from several financial institutions in Hong Kong, in the aggregate facility amount of up to $2,620,773 (equal to HK$20.51 million). These loans bear annual interest at the bank prevailing rates ranging from 3.63% to 7.13%. The loan of HK$5.75 million (equivalent to $713,286) was on-loaned to the director.

Interest related to the bank borrowings was $48,269 and $22,626, for the three months ended September 30, 2024 and 2023, respectively.

Interest related to the bank borrowings was $82,464 and $48,650, for the six months ended September 30, 2024 and 2023, respectively.

These banking facilities are guaranteed and secured, details of which are set out as follows:-

(a)	unlimited personal guaranteed by Mr. Cheung, the director of the Company

(b)	guaranteed by HKMC Insurance Limited under the Hong Kong SME Financing Guarantee Scheme, launched by The Hong Kong Mortgage Corporation Limited

(c)	secured by a lien on certain real properties personally owned by Mr. Cheung, the director of the Company for a loan with principal outstanding of USD713,286 as of September 30, 2024.

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

The reconciliation of income tax rate to the effective income tax rate based on income before income tax expense for the six months ended September 30, 2024 and 2023 are as follows:

	Six months ended September 30,
	2024	2023

(Loss) income before income taxes	$(260,968)	$49,773
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(43,060)	8,213
Expense not deductible from tax	40,460	–
Income not subject to taxes	(530)	(320)
Valuation allowance	3,130	(4,498)
Tax holidays	–	(1,698)
Income tax expense	$–	$1,697

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

NOTE 10 － RELATED PARTY BALANCES AND TRANSACTIONS

Nature of relationships with related parties:

Name of related party	Relationship with the Company
Mr. Cheung Cheuk Yin	Director and major shareholder of the Company
Mr. Yip Kam Hung	Shareholder of the Company
Ms. Lo Kin Yi Sally	Shareholder of the Company
Daily Success Development Limited	Former shareholder of the Company
Ezy-Go International Trading Company Limited	Entity controlled by common shareholder
Friendship Consulting Services Limited	Entity controlled by common shareholder
Victoria Hub Capital	Entity controlled by common shareholder

Related party balances consisted of the following:

		As of
Name	Nature	September 30, 2024	March 31, 2024
Mr. Cheung	Amount due from a director and major shareholder	$918,865	$227,916

Mr. Yip Kam Hung	Promissory note, shareholder	$64,350	$–

Ms. Lo Kin Yi Sally	Amount due to a shareholder	$620,548	$–

Ezy-Go International Trading Company Limited	Accounts receivable, Entity controlled by common major shareholder	$354,626	$382,324

Daily Success Development Limited	Note payable, former shareholder	$133,557	$–

The amount due from a director included temporary advances made by the Company of $205,579 and $227,916 as at September 30, 2024 and March 31, 2024 respectively, which are non-trade in nature. The amount is unsecured, interest-free and due on demand. The amount, nevertheless, is expected to be repaid in the next twelve months. The remaining balance as at September 30, 2024 represents bank borrowing on-loaned to the director which bears interest at 4.38% per annum and secured by a lien on certain real properties personally owned by him. The Company reserves the right to call on the repayment of the loan amount on demand. Interest on bank borrowings was computed and was not considered to be significant for the six months ended September 30, 2024 and 2023, respectively and consequently was not recorded in amount due from a director.

In August 2024, the Company entered into promissory notes (the “Notes”) with Mr. Yip Kam Hung, the Company’s shareholder. Pursuant to the Note, the noteholder loaned the Company an aggregate principal amount of $64,350 (equivalent to HK$500,000), which bear interest at an annual rate of 5% and become payable upon maturity on August 20, 2026. Accrued interest for this promissory note of $360 and $nil has been recorded in accrued liabilities as at September 30, 2024 and March 31, 2024, respectively.

The amount due to a shareholder represented the temporary advances made by the Company’s shareholder, Ms. Lo Kin Yi Sally, which is non-trade in nature. The amount is unsecured, interest-free and repayable on demand.

Accounts receivable represented the trade receivable from the related party for rendering of supply chain consulting services. The amount is unsecured, interest-free and 30 days’ credit term is granted. The receivable also has contra arrangements against service charges billed to the Company by the customer.

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

In the ordinary course of business, during the six months ended September 30, 2024 and 2023, the Company was involved with transactions among related parties. The following table provides the transactions with these parties for the periods as presented (for the portion of such period that they were considered related):

		Six months ended September 30,
Name	Nature	2024	2023
Ezy-Go International Trading Company Limited	Consulting fee income	$274,578	$171,106

Ezy-Go International Trading Company Limited	Service cost	$232,148	$88,341

Friendship Consulting Services Limited	Consulting service fee	$3,202	$–

Victoria Hub Capital	Consulting service fee	$93,044	$–

Daily Success Development Limited	Interest on loan	$256	$–

Mr. Yip Kam Hung	Interest on Promissory Note	$360	$–

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

For the three and six months ended September 30, 2024, the individual vendors who accounted for 10% or more of the Company’s service cost and its outstanding payable balances at period-end dates, are presented as follows:

	Three months ended September 30, 2024		As of September 30, 2024
Vendor	Service cost	Percentage of service cost	Accounts payable

Vendor A	$72,386	28.62%	$–
Vendor C	46,521	18.39%	–
	$118,907	47.01%	$–

	Six months ended September 30, 2024		As of September 30, 2024
Vendor	Service cost	Percentage of service cost	Accounts payable

Vendor A	$232,148	32.77%	$–
Vendor B	74,369	10.50%	–

	$306,517	43.27%	$–

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

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. Cash equivalents are maintained with high credit quality institutions in Hong Kong and Taiwan, the composition and maturities of which are regularly monitored by the management. The Hong Kong Deposit Protection Board pays compensation up to a limit of HK$500,000 (US$63,694) and the Central Deposit Insurance Corporation in Taiwan compensates depositors up to NT$3 million (US$93,054) if the bank in Hong Kong and Taiwan with which an individual/a company holds its eligible deposit fails.

As of September 30, 2024, cash and cash equivalents of $184,568 was maintained at financial institutions in Hong Kong, of which approximately $109,773 was subject to credit risk as it exceeded the guaranteed sum mentioned above. Cash and cash equivalents of $19,250 was maintained at financial institutions in Taiwan, which are not subject to credit risk.

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

The Company has an agreement for use of office space in Hong Kong, which expired on August 1, 2022, and continued on a month-to-month basis thereafter. The monthly service fee is $3,834. Commencing from January 1, 2024, the monthly service fee was $8,051, with no specific terms of service period.

The Company has an operating lease for its office facility in Taiwan expiring in May 2025. The monthly lease charge is $1,537. At September 30, 2024, the Company is committed to pay the future lease charge of $10,757 in the next twelve months.

The Company is committed to increasing its authorized shares to issue the remaining 17,000,000,000 shares pursuant to the Share Exchange Agreement in the next twelve months, as disclosed in Note 7.

The Company is committed to repaying a promissory note to a related party with an aggregate principal amount of $64,350 (equivalent to HK$500,000) on August 20, 2026, which bear interest at an annual rate of 5% as disclosed in Note 10.

Apart from the commitments and contingencies detailed above and elsewhere in these accompanying unaudited condensed consolidated financial statements, as of September 30, 2024, the Company did not have any significant commitments or contingencies involved.

NOTE 13 － RESTATEMENTS

The Company has restated its consolidated financial statements as of March 31, 2024 and September 30, 2024, and for the three and six months ended September 30, 2024 to correct certain errors as discussed in the Explanatory Note, which are

(i)	Adjustment #1: Misstatement relating to the Company’s bank borrowing pledged against the director’s personal property

(ii)	Adjustment #2: Reclassification of current and non-current portions of the bank borrowings

(iii)	Adjustment #3: Reallocation of accumulated losses of legal acquirer upon the recapitalization under the Merger

(iv)	Adjustment #4: Reclassification of cost of revenue from third parties to related party

(v)	Adjustment #5: Reclassification for net proceeds from bank borrowings

The adjustments above have no impact on the Company’s cash position, revenues, results of operation, and loss per share. The errors have been corrected by restating the affected financial statement line items as of March 31, 2024 and for the three and six months ended September 30, 2024 and 2023.

The following tables summarize the effects of the restatement on each financial line items as of the dates:

	As Previously Reported	Adjustments	Notes	As Restated
Audited Balance sheet as of March 31, 2024
Bank borrowings, current	1,849,825	(751,195)	(i)	1,098,630
Total current liabilities	1,945,446	(751,195)	(i)	1,194,251
Bank borrowings, non-current	–	751,195	(i)	751,195
Total non-current liabilities	–	751,195	(i)	751,195
Additional paid-in capital	12,796,657	(32,795,657)	(iii)	(19,999,000)
Accumulated losses	(33,064,361)	32,795,657	(iii)	(268,704)

Unaudited condensed consolidated balance sheet as of September 30, 2024
Amount due from a director	205,579	713,286	(i)	918,865
Total current assets	1,289,558	713,286	(i)	2,002,844
Total assets	1,296,744	713,286	(i)	2,010,030
Bank borrowings, current	1,124,255	17,411	(i) (ii)	1,141,666
Total current liabilities	2,085,636	17,411	(i) (ii)	2,103,047
Bank borrowings, non-current	712,477	695,875	(ii)	1,408,352
Total non-current liabilities	776,827	695,875	(ii)	1,472,702
Total liabilities	2,862,463	713,286	(i)	3,575,749
Additional paid-in capital	12,796,657	(34,538,990)	(iii)	(21,742,333)
Accumulated losses	(35,207,940)	34,538,990	(iii)	(668,950)
Total liabilities and shareholders’ deficit	1,296,744	713,286	(i)	2,010,030

Unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended September 30, 2024
Cost of revenue, from third parties	(252,928)	118,878	(iv)	(134,050)
Cost of revenue, from related party	–	(118,878)	(iv)	(118,878)

Unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended September 30, 2023
Cost of revenue, from third parties	(280,078)	88,341	(iv)	(191,737)
Cost of revenue, from related party	–	(88,341)	(iv)	(88,341)

Unaudited condensed consolidated statement of operations and comprehensive loss for the six months ended September 30, 2024
Cost of revenue, from third parties	(708,331)	278,670	(iv)	(429,661)
Cost of revenue, from related party	–	(278,670)	(iv)	(278,670)

Unaudited condensed consolidated statement of operations and comprehensive loss for the six months ended September 30, 2023
Cost of revenue, from third parties	(476,505)	88,341	(iv)	(388,164)
Cost of revenue, from related party	–	(88,341)	(iv)	(88,341)

Unaudited condensed consolidated statement of changes in deficit for the six months ended September 30, 2024
Additional paid-in capital	12,796,657	(34,538,990)	(iii)	(21,742,333)
Accumulated losses	(35,207,940)	34,538,990	(iii)	(668,950)

Unaudited condensed consolidated statement of changes in deficit for the six months ended April 1, 2024
Additional paid-in capital	12,796,657	(32,795,657)	(iii)	(19,999,000)
Accumulated losses	(33,064,361)	32,795,657	(iii)	(268,704)

Unaudited condensed consolidated statement of changes in deficit for the six months ended September 30, 2023
Additional paid-in capital	12,796,657	(32,795,657)	(iii)	(19,999,000)
Accumulated losses	(32,982,461)	32,795,657	(iii)	(186,804)

Unaudited condensed consolidated statement of changes in deficit for the six months ended April 1, 2023
Additional paid-in capital	12,796,657	(32,795,657)	(iii)	(19,999,000)
Accumulated losses	(32,955,576)	32,795,657	(iii)	(159,919)

Unaudited condensed consolidated statement of cash flows for the six months ended September 30, 2024
Proceeds from bank borrowings	–	700,193	(i)	700,193
Repayment to bank borrowings	(13,093)	13,093	(i)	–
(Advance to) repayment from a shareholder	22,337	(713,286)	(i)	(690,949)

Unaudited condensed consolidated statement of cash flows for the six months ended September 30, 2023
Proceeds from bank borrowings	383,119	(272,146)	(v)	110,973
Repayment to bank borrowings	(272,146)	272,146	(v)	–

NOTE 14 － SUBSEQUENT EVENTS

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

On March 29, 2024, we entered into a Share Exchange Agreement with OLS APAC Corporation, a British Virgin Islands corporation (“OAC”), and its shareholders pursuant to which ENMI agreed to issue Twenty Billion (20,000,000,000) shares of our common stock, par value $0.001, (the “ENMI Shares”) in exchange of One Thousand (1,000) ordinary shares of OAC (the “share exchange transaction”).

OLS APAC Corporation, a British Virgin Island corporation was incorporated on March 21, 2024. The Company’s executive office is located at 3/F, Yeung Yiu Chung (No. 6) Industrial Building, 19 Cheung Shun Street, Lai Chi Kwok, Kowloon, Hong Kong. OAC conducts business through OLSL and OLTW.

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

To provide cost and time effective on the delivery of the purchased foreign products to purchasers in Hong Kong, OAC works with local regional warehouse providers at overseas service locations. All purchased items will be shipped to and collected at the third party serviced warehouse, grouped together, and transported as a group to Hong Kong, which greatly reduces shipping costs. As Hong Kong is a tax free port, there is no extra cost or risk for shipping of the overseas purchased products to Hong Kong. OAC currently does not carry any product that is assessed import tax upon entry into Hong Kong.

Technology, infrastructure and operations.

OAC’s platform is designed with enterprise-grade security, reliability, and scalability as top priorities. Our platform is built using PHP based open-source technologies, deployed across geographically-distributed data centers hosted by Amazon Web Service (AWS). Our platform is subject to a rigorous set of security standards designed to ensure the security of customer data.

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

Corporate History

DH Enchantment, Inc. was incorporated in the state of Nevada on July 9, 2004, under the name Amerivestors, Inc. On March 3, 2009, we changed our name to Gust Engineering & Speed Production, Inc. and on October 27, 2009, we changed our name to Energy Management International, Inc. On August 11, 2012, we further changed our name to our current name of DH Enchantment, Inc.

Since inception to 2018, the Company posted periodic reports on the OTC Markets website under the alternative reporting standard with the 12/31/2010 Quarterly Report being the last report. Thereafter, the Company ceased reporting and failed to file its Annual list due July 31, 2019 with the Nevada Secretary of State. This resulted in the revocation of the Company’s corporate charter.

In November 2020, Barbara McIntyre Bauman in her capacity as a stockholder of the Company applied for custodianship of the Company with the District Court sitting in Clark County, Nevada (the “Court”) to revive the Company. Ms. Bauman was ultimately appointed by the Court to serve as custodian of the Company on January 11, 2021. Ms. Bauman served as the custodian until April 19, 2021, when Ms. Bauman’s motion to terminate custodianship of the Company was granted by the Court. A copy of the court records relating to the application and termination of custodianship of the Company are attached as Exhibit 99.1 hereto.

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

Acquisition of OAC

On March 29, 2024, we entered into a Share Exchange Agreement with OLS Asia Corporation, a British Virgin Island corporation (“OAC”) and the shareholders of OAC (“OAC Shareholders”), pursuant to which we agreed to purchase from OAC Shareholders an aggregate of One Thousand shares of common stock of OAC, representing all of the issued and outstanding securities of OAC. In consideration, the Issuer agreed to issue to OAC Shareholders an aggregate of Twenty Billion (20,000,000,000) shares of our common stock at a per share price of $0.001.

The acquisition consummated on September 16, 2024, however, we only issued Three Billion of the Twenty Billion shares of common stock due to the fact that we did not have sufficient authorized shares. In connection with the acquisition of OAC, we agreed to effectuate a reverse stock split of our common stock whereby each 1000 shares of our common stock would be exchanged for 1 one share our common stock. We intend to effectuate the contemplated reverse stock split in the near future. Upon the effective date of the reverse stock split, we will issue the remaining balance of the shares due to OAC Shareholders pursuant to the Share Exchange Agreement.

As a result of the acquisition of OAC, OAC became our wholly owned subsidiary. OAC holds 100% of Online Logistics Services Limited, a Hong Kong private limited company (“OLS Hong Kong”), together with its foreign registered branch, Online Logistics Services Limited Taiwan Branch (“OLS Taiwan”).

Upon consummation of our acquisition of OAC, we became engaged in the online ecommerce and logistic business. Concurrently therewith, we discontinued our prior business of selling and distributing COVID-19 antigen tester sets. Shares of DH Investment Group, a British Virgin Islands corporation, and Ho Shun Yi, a Hong Kong private limited company, companies through which the prior COVID-19 antigen testing business was operated, were transferred to Sally Kin Yi Lo for nominal consideration via a disposal agreement dated September 16, 2024.

The foregoing description of the Share Exchange Agreement with OAC is qualified in its entirety by reference to the Share Exchange Agreement which is filed as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference.

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

Retail Sales (direct-to-consumer)

The Company provides customized customer-specific solutions, involving with the purchase of designated merchandise, logistic and fulfilment services, through which the Company provides the service of integrating a complex set of tasks and components into a single capability. The entire contract is accounted for as one performance obligation. For these performance obligations, the Company typically has a right to consideration from customers in an amount that corresponds directly with the value to the customers of the fulfilled performance obligation, and as such, the revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon delivery or collection, and acceptance by the customer. Advance payment is typically made, prior to the date of collection by or delivery to the customer.

Deferred revenue is recorded when the Company has received consideration (i.e., advanced payment) before satisfying its performance obligations. As such, customer orders are recorded as deferred revenue prior to collection by or delivery to the customer, of the products. Deferred revenue primarily relates to e-commerce orders placed for customer-specific solutions, but not delivered or accepted by the customers, prior to the end of the fiscal period.

Logistic and Fulfilment Services

The Company provides logistics and fulfilment services to the customers and they receive the benefit of the Company’s services as the goods are transported from one location to another. Revenue is recognized when the single performance obligation under the terms of a contract are satisfied, which occurs when control of the promised services is completed and transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring and delivering services to a customer which generally occurs upon delivery or collection of goods to or by the customer. Generally, the contracts require the customers to pay for service prior to when the customers collect the goods from the Company.

Supply Chain Consulting Service

The Company also renders supply chain consulting services in relation to all activities involved in sourcing, procurement, conversion, and logistics management. The contract has a single performance obligation, which is satisfied when the services are fulfilled which is upon delivery of the products on behalf of the customer. Revenue is recognized when performance obligation is satisfied and the customer obtains the benefit of promised services. The billing to the customer for revenue earned is billed on a monthly basis. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for services.

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

Liquidity and Capital Resources

The following summarizes the key components of our cash flows for the six months ended September 30, 2024 and 2023.

	Six Months ended September 30,
	2024	2023
Net cash used in operating activities	$(302,399)	$(220,705)
Net cash used in investing activities	$(2,929)	$–
Net cash provided by financing activities	$73,594	$185,709

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

Net Cash (Used in) Provided by Financing Activities

For the six months ended September 30, 2024, net cash provided by financing activities was $73,594, mainly relating to $64,350 of proceeds from promissory note from related party and $700,193 of net proceeds from bank borrowings, offset by $690,949 of advance to a director.

For the six months ended September 30, 2023, net cash provided by financing activities was $185,709, mainly relating to $110,973 of net proceeds from bank borrowings and $74,736 of repayments from the director.

Working Capital

As of September 30, 2024, we have cash and cash equivalents of $208,171, accounts receivable, net of $836,010, deposits, prepayments and other receivables of $20,736, income tax receivable of 19,062 and amount due from director of $918,865.

As of March 31, 2024, we have cash and cash equivalents of $443,455, accounts receivable, net of $975,325, deposits, prepayments and other receivables of $25,619, income tax receivable of 9,228 and amount due from director of $227,916.

As of September 30, 2024, we have a working capital deficit of $100,203.

Going Concern

As of September 30, 2024, the Company suffered from a working capital deficit of $100,203 and accumulated deficit of $668,950. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon improving the profitability and the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to improve the operating result for the foreseeable future. We expect net cash expended in 2024 to be significantly higher than 2023. As of September 30, 2024, we have accumulated losses of $668,950. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

Indebtedness

			As of
Bank borrowings, secured:	Maturity date	Interest rate	September 30, 2024	March 31, 2024
		(p.a.)
Loan: HK$0.83 million	April 28, 2032	3.63%	$102,773	$100,931
Loan: HK$1.09 million	February 28, 2033	3.63%	134,713	133,536
Loan: HK$1.79 million	April 23, 2032	3.63%	219,750	228,762
Loan: HK$0.01 million	June 28, 2025	3.63%	1,031	–
Loan: HK$0.02 million	June 23, 2025	3.63%	1,913	–
Loan: HK$0.01 million	June 30, 2025	3.63%	1,169	–
Loan: HK$3.00 million	March 18, 2032	4.80%	345,781	383,400
Loan: HK$5.75 million	September 30, 2052	4.38%	713,286	–
			1,520,416	846,629

Bank facilities	Facility availability period	Interest rate
Loan: HK$4.20 million	October 28, 2024	7.00%	540,541	517,556
Loan: HK$2.00 million	November 29, 2024	7.06%	257,401	485,640
Loan: HK$0.80 million	October 28, 2024	7.00%	102,960	–
Loan: HK$1.00 million	October 21, 2024	7.13%	128,700	–
			1,029,602	1,003,196

Total borrowings			2,550,018	1,849,825
Less: current portion			(1,141,666)	(1,098,630)
Non-current portion			$1,408,352	$751,195

These loans bear annual interest at the bank prevailing rates ranging from 3.63% to 7.13%.

These banking facilities are guaranteed and secured, details of which are set out as follows:-

(a)	unlimited personal guarantee by Mr. Cheung, the director of the Company

(b)	guaranteed by HKMC Insurance Limited under the Hong Kong SME Financing Guarantee Scheme, launched by The Hong Kong Mortgage Corporation Limited

(c)	secured by a lien on certain real properties personally owned by Mr. Cheung, the director of the Company for a loan with principal outstanding of USD713,286 as of September 30, 2024.

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

DH Enchantment, Inc.
(Registrant)

Dated: December 26, 2024	/s/ Cheung, Cheuk Yin
Cheung Cheuk Yin
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer)

