Form 10-Q
period 2024-12-31
DH ENCHANTMENT, INC.
filed 2025-02-19
CIK 1300781

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of February 19, 2025, was 3,831,310,013.

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

Transfers of Cash to and from Our Subsidiaries

DH Enchantment, Inc. is a Nevada holding company with no operations of its own. DH Enchantment, Inc. conducts its operations in Hong Kong primarily through OLSL and OLTW, DH Enchantment, Inc.’s subsidiary in Hong Kong and branch in Taiwan, respectively. DH Enchantment, Inc. may rely on dividends to be paid by its Hong Kong subsidiary to fund its cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to its shareholders, to service any debt it may incur and to pay its operating expenses. In order for DH Enchantment, Inc. to pay dividends to its shareholders, it will rely on payments made from its Hong Kong subsidiary and Taiwan branch to DH Enchantment, Inc. As of the date of this Form 10-Q, DH Enchantment, Inc. does not have bank accounts. There has been no dividends, distributions or any other cash flows or transfers of assets made among the holding company or the subsidiaries and no dividends, distributions or any other cash flows or transfers of assets made to U.S. investors. Please see our consolidated financial statements beginning on page F-1 of this Current Report.

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

DH Enchantment, Inc. (Nevada corporation)

Subject to the Nevada Revised Statutes and our bylaws, the board of directors of DH Enchantment, Inc. may authorize and declare a dividend to shareholders at such time and of such an amount as they think fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of the assets of DH Enchantment, Inc. will exceed its liabilities and it will be able to pay its debts as they become due. There is no further Nevada statutory restriction on the amount of funds which may be distributed by DH Enchantment, Inc.by dividend to its U.S. investors. DH Enchantment, Inc. is permitted under the Nevada laws to provide funding to its subsidiaries and branch in Hong Kong, Taiwan and the British Virgin Islands through loans or capital contributions without restrictions on the amount of the funds.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND MARCH 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	December 31, 2024	March 31, 2024
		(Audited and restated)
ASSETS
Current assets:
Cash and cash equivalents	$458,197	$443,455
Accounts receivable, third parties, net	426,016	593,001
Accounts receivable, related parties, net	400,444	382,324
Amounts due from a director	930,732	227,916
Income tax receivable	18,708	9,228
Deposits, prepayments and other receivables	19,426	25,619
Total current assets	2,253,523	1,681,543

Non-current assets:
Plant and equipment, net	5,087	7,646

TOTAL ASSETS	$2,258,610	$1,689,189

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,058	$–
Accrued liabilities and other payables	179,927	30,807
Bank borrowings, current	1,250,088	1,098,630
Deferred revenue	61,579	64,814
Note payable, related party	133,557	–
Amount due to a related party	620,548	–
Total current liabilities	2,251,757	1,194,251

Non-current liabilities:
Bank borrowings, non-current	1,556,184	751,195
Promissory note, related party	128,774	–
Total non-current liabilities	1,684,958	751,195

TOTAL LIABILITIES	3,936,715	1,945,446

Commitments and contingencies	–	–

Shareholders’ deficit:
Convertible preferred stock; 50,000,000 shares authorized, and 35,000,000 shares undesignated as of December 31, 2024 and March 31, 2024, respectively	–	–
Series A preferred stock, $0.002 par value; 5,000,000 shares designated; 3,120,001 and 0 shares issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	6,240	–
Series B convertible preferred stock, $0.001 par value; 10,000,000 shares designated; 100,000 and 0 shares issued as of December 31, 2024 and March 31, 2024, respectively	100	–
Common stock, $0.001 par value; 4,450,000,000 shares authorized; 3,831,310,013 and 3,000,000,000 shares issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	3,831,310	3,000,000
Shares to be issued, 17,000,000,000 shares of common stock	17,000,000	17,000,000
Accumulated other comprehensive income	20,410	11,447
Additional paid-in capital	(21,742,333)	(19,999,000)
Accumulated losses	(793,832)	(268,704)
Total shareholders’ deficit	(1,678,105)	(256,257)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,258,610	$1,689,189

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended December 31,		Nine Months ended December 31,
	2024	2023	2024	2023

Revenues, net
Revenue from third parties	$348,033	$475,119	$1,025,625	$1,099,045
Revenue from related party	39,513	113,116	314,091	284,222
Total revenues, net	387,546	588,235	1,339,716	1,383,267
Cost of revenue, net
From third parties	(180,969)	(190,888)	(610,630)	(579,052)
From related parties	(74,574)	(264,858)	(353,244)	(353,199)
Total cost of revenue, net	(255,543)	(455,746)	(963,874)	(932,251)

Gross profit	132,003	132,489	375,842	451,016

Operating expenses:
Sales and marketing	(13,139)	(17,777)	(89,861)	(41,872)
Personnel and benefit	(34,161)	(82,911)	(124,918)	(289,881)
General and administrative	(167,482)	(44,374)	(569,184)	(109,733)
Total operating expenses	(214,782)	(145,062)	(783,963)	(441,486)

(Loss) income from operations	(82,779)	(12,573)	(408,121)	9,530

Other (expense) income:
Interest income	262	131	2,685	310
Interest expense	(42,015)	(35,311)	(125,095)	(83,961)
Loss on disposal of subsidiary	–	–	(99)	–
Sundry income	13	2,370	5,865	3,550
Total other expenses, net	(41,740)	(32,810)	(116,644)	(80,101)

Loss before income taxes	(124,519)	(45,383)	(524,765)	(70,571)

Income tax (expense) credit	(363)	661	(363)	(1,036)

NET LOSS	(124,882)	(44,722)	(525,128)	(71,607)

Other comprehensive income (loss):
– Foreign currency adjustment income (loss)	12,496	(15,303)	8,963	(2,190)

COMPREHENSIVE (LOSS) INCOME	$(112,386)	$(60,025)	$(516,165)	$(73,797)

Net (loss) income per share
– Basic#	$(0.00)	$(0.00)	$(0.00)	$(0.00)
– Diluted#	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic	3,831,310,013	3,000,000,000	3,321,601,684	3,000,000,000
– Diluted	20,841,310,013	20,000,000,000	20,325,470,297	20,000,000,000

# less than $0.001

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Nine Months ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(525,128)	$(71,607)

Adjustments to reconcile net loss to net cash used in operating activities
Allowance for expected credit losses	308,669	–
Depreciation of plant and equipment	5,292	5,951

Change in operating assets and liabilities:
Accounts receivable	(159,804)	(301,288)
Deposits, prepayments and other receivables	6,193	2,257
Accounts payable	6,058	20,196
Accrued liabilities and other payables	(2,458)	9,617
Deferred revenue	(3,235)	(20,981)
Income tax payable	(9,480)	(6,461)
Net cash used in operating activities	(373,893)	(362,316)

Cash flows from investing activity:
Purchase of plant and equipment	(2,833)	–
Net cash used in investing activity	(2,833)	–

Cash flows from financing activities:
Proceeds from bank borrowings, net	956,447	242,804
Proceeds from promissory note, related party	128,774	–
(Advance to) repayment from a director	(702,816)	92,907
Net cash provided by financing activities	382,405	335,711

Effect on exchange rate change on cash, cash equivalents	9,063	(2,161)

Net change in cash and cash equivalent	14,742	(28,766)

BEGINNING OF PERIOD	443,455	130,735

END OF PERIOD	$458,197	$101,969

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$9,735	$–
Cash paid for interest	$121,373	$83,961

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series A Preferred stock		Series B Preferred stock		Common stock		Shares	Additional		Accumulated Other	Total
	No. of		No. of		No. of		to be	paid-in	Accumulated	comprehensive	stockholders’
	shares	Amount	shares	Amount	shares	Amount	issued	capital	losses	income	deficit
Balance as of April 1, 2023 (restated)	–	$–	–	$–	3,000,000,000	$3,000,000	$17,000,000	$(19,999,000)	$(159,919)	$124	$(158,795)

Net loss for the period	–	–	–	–	–	–	–	–	(31,377)	–	(31,377)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	4,794	4,794

Balance as of June 30, 2023 (restated)	–	$–	–	$–	3,000,000,000	$3,000,000	$17,000,000	$(19,999,000)	$(191,296)	$4,918	$(185,378)

Net income for the period	–	–	–	–	–	–	–	–	4,492	–	4,492
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	8,319	8,319

Balance as of September 30, 2023 (restated)	–	$–	–	$–	3,000,000,000	$3,000,000	$17,000,000	$(19,999,000)	$(186,804)	$13,237	$(172,567)

Net income for the period	–	–	–	–	–	–	–	–	(44,722)	–	(44,722)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	(15,303)	(15,303)

Balance as of December 31, 2023 (restated)	–	$–	–	$–	3,000,000,000	$3,000,000	$17,000,000	$(19,999,000)	$(231,526)	$(2,066)	$(232,592)

Balance as of April 1, 2024 (restated)	–	$–	–	$–	3,000,000,000	$3,000,000	$17,000,000	$(19,999,000)	$(268,704)	$11,447	$(256,257)

Net income for the period	–	–	–	–	–	–	–	–	7,374	–	7,374
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	6,368	6,368

Balance as of June 30, 2024 (restated)	–	$–	–	$–	3,000,000,000	$3,000,000	$17,000,000	$(19,999,000)	$(261,330)	$17,815	$(242,515)

Acquisition of legal acquiror	3,120,001	6,240	100,000	100	831,310,013	831,310	–	(1,743,333)	–	–	(905,683)
Net loss for the period	–	–	–	–	–	–	–	–	(407,620)	–	(407,620)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	(9,901)	(9,901)

Balance as of September 30, 2024	3,120,001	$6,240	100,000	$100	3,831,310,013	$3,831,310	$17,000,000	$(21,742,333)	$(668,950)	$7,914	$(1,565,719)

Net loss for the period	–	–	–	–	–	–	–	–	(124,882)	–	(124,882)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	12,496	12,496

Balance as of December 31, 2024	3,120,001	$6,240	100,000	$100	3,831,310,013	$3,831,310	$17,000,000	$(21,742,333)	$(793,832)	$20,410	$(1,678,105)

See accompanying notes to unaudited condensed consolidated financial statements.

DH ENCHANTMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 － BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended December 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Form 8-K filed on September 17, 2024.

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

Such share exchange transaction has been accounted for as a reverse merger and recapitalization of the Company, whereby OAC is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of OAC, and the Company’s assets, liabilities and results of operations will be consolidated with OAC on the date of the share exchange transaction consummated. No goodwill is recognized in this transaction. The historical financial statements prior to the share exchange transaction are those of the accounting acquirer (OAC). Historical stockholders’ equity of the accounting acquirer prior to the reverse merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. After completion of the share exchange transaction, the Company’s accompanying unaudited condensed consolidated financial statements for the nine months ended December 31, 2024 and 2023 have been restated for all periods presented accordingly.

Currently, the Company is one of the leading providers of global logistics services through eCommerce platform under its brand “buyippee” ® in Hong Kong. The Company’s e-commerce business platform features a mixture of online and offline retail shopping with global logistics services in Hong Kong.

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

The share exchange transaction, in Note 2 above, has been accounted for as a reverse merger and recapitalization of the Company, whereby OAC is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of OAC, and the Company’s assets, liabilities and results of operations will be consolidated with OAC on the date of the share exchange transaction consummated. No goodwill is recognized in this transaction. The historical financial statements prior to the share exchange transaction are those of the accounting acquirer (OAC). Historical stockholders’ equity of the accounting acquirer prior to the reverse merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. After completion of the share exchange transaction, the Company’s accompanying unaudited condensed consolidated financial statements for the nine months ended December 31, 2024 and 2023 have been restated for all periods presented accordingly.

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

Translation of amounts from HKD and NTD into US$ has been made at the following exchange rates for the following periods:

	December 31, 2024	December 31, 2023
Period-end HKD:USD exchange rate	0.1283	0.1277
Annual average HKD:USD exchange rate	0.1288	0.1281
Period-end NTD:USD exchange rate	0.0309	0.0321
Annual average NTD: USD exchange rate	0.0305	0.0328

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

The Company also offers credit terms to certain corporate customers, who have prolonged business history and current market creditworthiness. These accounts receivable are recorded at the gross billing amount less an allowance for expected credit losses and impairment losses. Accounts receivable does not bear interest and are considered overdue after 30 days from the date of sale invoices.

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

As of December 31, 2024 and March 31, 2024, there were no impairment losses on receivables recorded.

•	Allowance for Credit Losses on Financial Instruments

In accordance with ASC Topic 326 Credit Losses – Measurement of Credit Losses on Financial Instruments (ASC 326), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the lifetime expected credit losses on accounts receivable and deposit, prepayments, and other receivable which is recorded as a liability to offset the receivables. The CECL model is prepared after considering historical experience, current conditions, and reasonable and supportable economic forecasts to estimate lifetime expected credit losses. Accounts receivable and deposit, prepayments, and others receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction of bad debt expense. The allowance for expected credit losses amounted to approximately $308,669 and $0 as of December 31, 2024 and March 31, 2024.

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

Depreciation expense for the three months ended December 31, 2024 and 2023 were $1,886 and $3,688, respectively.

Depreciation expense for the nine months ended December 31, 2024 and 2023 were $5,292 and $5,951 respectively.

•	Impairment of Long-Lived Assets

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as plant and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. No impairment losses were recognized for the three and nine months ended December 31, 2024 and 2023.

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

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the business operation of the revenue as follows:

		For the three months ended December 31,		For the nine months ended December 31,
Type of revenue	Point of recognition	2024	2023	2024	2023

Retail sales	At the point in time	$285,316	$352,925	$793,826	$700,984
Logistic and fulfilment services	At the point in time	62,717	122,194	231,799	398,061
Supply chain consulting service	At the point in time	39,513	113,116	314,091	284,222
		$387,546	$588,235	$1,339,716	$1,383,267

•	Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments. The Company’s chief operating decision maker has been identified as the chief executive officer, reviews the combined results when making decisions about allocating resources and assessing performance of the Company for the three and nine months ended December 31, 2024 and 2023, based on two business segments, being Hong Kong and Taiwan.

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

For the three and nine months ended December 31, 2024 and 2023, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2024 and March 31, 2024, the Company did not have any significant unrecognized uncertain tax positions.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires that an entity disclose, in the notes to financial statements, specified information about certain costs and expenses. The amendment in the ASU is intended to enhance the transparency and decision usefulness to better understand the major components of an entity’s income statement. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the new standard on its consolidated financial statements which is expected to result in enhanced disclosures.

In November 2024, the FASB issued ASU No. 2024-04, "Induced Conversions of Convertible Debt Instruments (Topic 470)", which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements which is expected to result in enhanced disclosures.

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

As of December 31, 2024, the Company suffered from an accumulated deficit of $793,832. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon improving the profitability and the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 5－ ACCOUNTS RECEIVABLE

	As of
	December 31, 2024	March 31, 2024

Accounts receivable, at cost:
Corporate clients, third parties	$671,851	$456,010
Corporate clients, related party	453,518	382,324
Payment gateway providers	9,760	136,991
	1,135,129	975,325
Less: allowance for expected credit losses
From a related party	(53,074)	–
From third parties	(255,595)	–
	(308,669)	–
Accounts receivable, net	$826,460	$975,325

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

Allowance for expected credit losses was recognized $308,669 as of December 31, 2024 which includes $53,074 related to a related party and $255,595 from third parties. As of March 31, 2024, no allowance for expected credit losses was recognized.

NOTE 6 － BANK BORROWINGS

Bank borrowings comprised of the followings:

			As of
Bank borrowings, secured:	Maturity date	Interest rate	December 31, 2024	March 31, 2024
		(p.a.)
Loan: HK$0.83 million	March 28, 2032	3.63%	$102,832	$100,931
Loan: HK$1.09 million	February 28, 2033	3.63%	134,790	133,536
Loan: HK$1.79 million	April 23, 2033	3.63%	226,146	228,762
Loan: HK$0.01 million	June 28, 2025	3.63%	690	–
Loan: HK$0.02 million	June 23, 2025	3.63%	1,282	–
Loan: HK$0.01 million	June 30, 2025	3.63%	783	–
Loan: HK$3.00 million	March 18, 2028	4.80%	324,956	383,400
Loan: HK$5.75 million	September 30, 2052	4.13%	710,310	–
Loan: HK$2.13 million	December 30, 2027	5.68%	274,289	–
			1,776,078	846,629

Bank facilities	Facility availability period	Interest rate
Loan: HK$4.20 million	February 8, 2025#	7.28%	540,852	517,556
Loan: HK$2.00 million	February 3, 2025#	7.29%	257,549	485,640
Loan: HK$0.80 million	February 28, 2025	7.27%	103,019	–
Loan: HK$1.00 million	February 24, 2025	7.27%	128,774	–
			1,030,194	1,003,196
Total borrowings			2,806,272	1,849,825
Less: current portion			(1,250,088)	(1,098,630)
Non-current portion			$1,556,184	$751,195

#	Management will be discussing with banks for an extension of the facility, the outcome of which is still uncertain.

The Company obtained certain loans from several financial institutions in Hong Kong, in the aggregate facility amount of up to $2,892,999 (equal to HK$22.64 million). These loans bear annual interest at the bank prevailing rates ranging from 3.63% to 7.29%. The loan of HK$5.75 million (equivalent to $740,600) was on loaned to the director.

Interest related to the bank borrowings was $38,909 and $35,311, for the three months ended December 31, 2024 and 2023, respectively.

Interest related to the bank borrowings was $121,373 and $83,961, for the nine months ended December 31, 2024 and 2023, respectively.

These banking facilities are guaranteed and secured, details of which are set out as follows:-

(a)	unlimited personal guaranteed by Mr. Cheung, the director of the Company

(b)	guaranteed by HKMC Insurance Limited under the Hong Kong SME Financing Guarantee Scheme, launched by The Hong Kong Mortgage Corporation Limited

(c)	secured by a lien on certain real properties personally owned by Mr. Cheung, the director of the Company, for a loan with principal outstanding of USD710,310 as of December 31, 2024.

NOTE 7 － SHAREHOLDERS’ EQUITY

Authorized shares

As of December 31, 2024 and March 31, 2024, the Company’s authorized shares were 4,450,000,000 shares of common stock, with a par value of $0.001, and 50,000,000 shares of convertible preferred stock, issuable in one or more series as may be determined by the Board.

A total of 35,000,000 shares of convertible preferred stock remains undesignated as of December 31, 2024 and March 31, 2024.

Series A Preferred Stock

The Company has designated 5,000,000 shares of Series A Preferred Stock, with a par value of $0.002. Holders of Series A Preferred Stock shall not be entitled to: (i) receive dividends or other distributions; (ii) vote on all matters submitted to a vote of the shareholders of the Company; (iii) convert into shares of common stock of the Company.

As of December 31, 2024 and March 31, 2024, the Company had 3,120,001 and 0 shares of Series A preferred stock issued and outstanding, with a par value of $0.002, respectively.

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

As of December 31, 2024 and March 31, 2024, the Company had 100,000 and 0 shares of Series B preferred stock issued and outstanding, with a par value of $0.001, respectively.

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

At the closing of the share exchange transaction, the Company issued 3,000,000,000 shares of its common stock to OAC shareholders, due to insufficient authorized shares. The Company will increase its authorized shares to issue the remaining 17,000,000,000 shares in the next twelve months from September 2024, subject to regulatory approval.

As of December 31, 2024 and March 31, 2024, the Company had 3,831,310,013 and 3,000,000,000 shares of its common stock issued and outstanding, with a par value of $0.001 and 17,000,000,000 shares of common stock to be issued.

NOTE 8 － NET LOSS PER SHARE

	Three Months ended December 31,		Nine Months ended December 31,
	2024	2023	2024	2023
Net loss attributable to common shareholders	$(124,882)	$(44,722)	$(525,128)	$(71,607)

Weighted average common shares outstanding:
– Basic	3,831,310,013	3,000,000,000	3,321,601,684	3,000,000,000
– Diluted	20,841,310,013	20,000,000,000	20,325,470,297	20,000,000,000

Net loss per share:
– Basic#	$(0.00)	$(0.00)	$(0.00)	$(0.00)
– Diluted#	$(0.00)	$(0.00)	$(0.00)	$(0.00)

#less than $0.001

The diluted weighted average common shares included unissued 17,000,000,000 shares of common stocks owing to OAC shareholders under the Share Exchange Agreement.

NOTE 9 － INCOME TAX EXPENSE

The provision for income tax expense consisted of the following:

	Nine months ended December 31,
	2024	2023

Current income tax	$363	$1,036
Deferred income tax	–	–

Income tax expense	$363	$1,036

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

As of December 31, 2024, the Company has U.S. federal operating loss carryforwards of $63,586 and deferred tax assets of $13,353, for which a full valuation allowance has been provided.

For the three and nine months ended December 31, 2024 and 2023, there was no operating income.

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

The reconciliation of income tax rate to the effective income tax rate based on income before income tax expense for the nine months ended December 31, 2024 and 2023 are as follows:

	Nine months ended December 31,
	2024	2023

(Loss) income before income taxes	$(299,611)	$46,488
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(49,435)	7,670
Expense not deductible from tax	50,727	–
Income not subject to taxes	(566)	(332)
Valuation allowance	–	(4,499)
Tax holidays	(363)	(1,803)
Income tax expense	$363	$1,036

Taiwan

OLTW is registered as a foreign branch in Taiwan. A foreign branch is subject to the Taiwan Income Tax Law at a unified enterprise income tax rate of 20%, upon the threshold of taxable income exceeding NTD120,000. No provision for income tax is made, as OLTW has not generated any taxable income during the nine months ended December 31, 2024 and 2023.

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2024 and March 31, 2024:

	December 31, 2024	March 31, 2024

Deferred tax assets:
Net operating loss carryforwards, from
United States tax regime	$13,353	$–
Hong Kong tax regime	–	–
	13,353	–
Less: valuation allowance	(13,353)	–
Deferred tax assets, net	$–	$–

Uncertain tax positions

The Company evaluates the uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2024 and March 31, 2024, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income tax expenses for the three and nine months ended December 31, 2024 and 2023 and also did not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from December 31, 2024.

NOTE 10 － RELATED PARTY BALANCES AND TRANSACTIONS

Nature of relationships with related parties:

Name of related party	Relationship with the Company
Mr. Cheung Cheuk Yin	Director and major shareholder of the Company
Mr. Yip Kam Hung	Shareholder of the Company
Ms. Lo Kin Yi Sally	Shareholder of the Company
Daily Success Development Limited	Former shareholder of the Company
Ezy-Go International Trading Company Limited	Entity 100% controlled by common shareholder, Mr. Cheung Cheuk Yin
Friendship Consulting Services Limited	Entity 100% controlled by common shareholder, Mr. Yip Kam Hung
Victoria Hub Capital	Entity 100% controlled by common shareholder, Mr. Cheung Cheuk Yin

Related party balances consisted of the following:

		As of
Name	Nature	December 31, 2024	March 31, 2024
Mr. Cheung	Amount due from a director and major shareholder	$930,732	$227,916

Mr. Yip Kam Hung	Promissory note, shareholder	$128,774	$–

Ms. Lo Kin Yi Sally	Amount due to a shareholder	$620,548	$–

Ezy-Go International Trading Company Limited	Accounts receivable, Entity controlled by common major shareholder	$400,444	$382,324

Daily Success Development Limited	Note payable, former shareholder	$133,557	$–

The amount due from a director included temporary advances made by the Company of $220,422 and $227,916 as at December 31, 2024 and March 31, 2024 respectively, which are non-trade in nature. The amount is unsecured, interest-free and due on demand. The amount, nevertheless, is expected to be repaid in the next twelve months. The remaining balance as at December 31, 2024 represents bank borrowing on-loaned to the director which bears interest at 4.13% per annum and secured by a lien on certain real properties personally owned by him. The Company reserves the right to call on the repayment of the loan amount on demand. Interest on bank borrowings was $23,211 and $nil for the nine months ended December 31, 2024 and 2023, respectively and was not recorded in amount due from a director.

In August 2024, the Company entered into promissory notes (the “Notes”) with Mr. Yip Kam Hung, the Company’s shareholder. Pursuant to the Note, the noteholder loaned the Company an aggregate principal amount of $64,387 (equivalent to HK$500,000), which bear interest at an annual rate of 5% and become payable upon maturity on August 20, 2026.

In October 2024, the Company entered into promissory notes (the “Notes”) with Mr. Yip Kam Hung, the Company’s shareholder. Pursuant to the Note, the noteholder loaned the Company an aggregate principal amount of $64,387 (equivalent to HK$500,000), which bear interest at an annual rate of 5% and become payable upon maturity on October 21, 2026.

Accrued interest for promissory notes of $1,784 and $nil has been recorded in accrued liabilities as at December 31, 2024 and March 31, 2024, respectively.

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

In the ordinary course of business, during the nine months ended December 31, 2024 and 2023, the Company was involved with transactions among related parties. The following table provides the transactions with these parties for the periods as presented (for the portion of such period that they were considered related):

		Nine months ended December 31,
Name	Nature	2024	2023
Ezy-Go International Trading Company Limited	Consulting fee income	$314,091	$284,222

Ezy-Go International Trading Company Limited	Service cost	$306,656	$353,199

Friendship Consulting Services Limited	Consulting service fee	$12,864	$–

Victoria Hub Capital	Consulting service fee	$93,176	$–

Daily Success Development Limited	Interest on loan	$1,939	$–

Mr. Yip Kam Hung	Interest on Promissory Note	$1,784	$–

Apart from the transactions and balances detailed above and elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 11 － CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and nine months ended December 31, 2024, the individual customers who accounted for 10% of the Company’s revenue and its outstanding receivables balance at period-end rates, as presented as follows:

	Three months ended December 31, 2024		As of December 31, 2024
Customer	Revenue	Percentage of revenue	Accounts receivable

Customer A	$65,958	17.02%	$60,673
Customer B	39,513	10.20%	400,444
Customer C	113,219	29.21%	–

	$218,700	56.43%	$461,117

	Nine months ended December 31, 2024		As of December 31, 2024
Customer	Revenue	Percentage of revenue	Accounts receivable

Customer A	$334,504	24.97%	$60,673
Customer B	314,091	23.44%	400,444

	$648,595	48.41%	$461,117

For the three and nine months ended December 31, 2023, the individual customers who accounted for 10% of the Company’s revenue and its outstanding receivables balance at period-end rates, as presented as follows:

	Three months ended December 31, 2023		As of December 31, 2023
Customer	Revenue	Percentage of revenue	Accounts receivable

Customer A	$261,820	44.51%	$46,364
Customer B	113,116	19.23%	307,587

	$374,936	63.74%	$353,951

	Nine months ended December 31, 2023		As of December 31, 2023
Customer	Revenue	Percentage of revenue	Accounts receivable

Customer A	$354,897	25.66%	$46,364
Customer B	284,222	20.55%	307,587

	$639,119	46.21%	$353,951

These customers are all located in Hong Kong.

(b)	Major vendors

For the three and nine months ended December 31, 2024, the individual vendors who accounted for 10% or more of the Company’s service cost and its outstanding payable balances at period-end dates, are presented as follows:

	Three months ended December 31, 2024		As of December 31, 2024
Vendor	Service cost	Percentage of service cost	Accounts payable

Vendor A	$74,508	32.60%	$–
Vendor B	47,150	20.63%	–
Vendor C	29,849	13.06%	1,721
	$151,507	66.29%	$1,721

	Nine months ended December 31, 2024		As of December 31, 2024
Vendor	Service cost	Percentage of service cost	Accounts payable

Vendor A	$306,656	32.73%	$–
Vendor B	106,595	11.38%	–

	$413,251	44.11%	$–

For the three and nine months ended December 31, 2023, the individual vendor who accounted for 10% or more of the Company’s service cost and its outstanding payable balances at period-end dates, is presented as follows:

	Three months ended December 31, 2023		As of December 31, 2023
Vendor	Service cost	Percentage of service cost	Accounts payable

Vendor A	$264,858	55.58%	$–
Vendor B	81,067	17.01%	–
	$345,925	72.59%	$–

	Nine months ended December 31, 2023		As of December 31, 2023
Vendor	Service cost	Percentage of service cost	Accounts payable

Vendor A	$353,199	37.89%	$–
Vendor B	119,396	12.81%	–
	$472,595	50.70%	$–

These vendors are all located in Hong Kong.

(c)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. Cash equivalents are maintained with high credit quality institutions in Hong Kong and Taiwan, the composition and maturities of which are regularly monitored by the management. The Hong Kong Deposit Protection Board pays compensation up to a limit of HK$800,000 (US$103,040) and the Central Deposit Insurance Corporation in Taiwan compensates depositors up to NT$3 million (US$91,500) if the bank in Hong Kong and Taiwan with which an individual/a company holds its eligible deposit fails.

As of December 31, 2024, cash and cash equivalents of $428,404 was maintained at financial institutions in Hong Kong, of which approximately $175,978 was subject to credit risk as it exceeded the guaranteed sum mentioned above. Cash and cash equivalents of $23,840 was maintained at financial institutions in Taiwan, which are not subject to credit risk.

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

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HK$ converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

(f)	Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

Further, the escalation tensions in the Middle East, the continuing Russian – Ukraine conflict and recent tariffs imposed by US Government may impact the global economic situation, which indirectly may impact the Company’s operations.

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

The Company has an operating lease for its office facility in Taiwan expiring in May 2025. The monthly lease charge is $1,537. At December 31, 2024, the Company is committed to pay the future lease charge of $7,685 in the next twelve months.

The Company is committed to increasing its authorized shares to issue the remaining 17,000,000,000 shares pursuant to the Share Exchange Agreement in the next twelve months, as disclosed in Note 7.

The Company is committed to repaying promissory notes to a related party with an aggregate principal amount of $128,774 (equivalent to HK$1,000,000), which bear interest at an annual rate of 5% and become payable upon maturity date on August 20, 2026 and October 21, 2026, respectively, as disclosed in Note 10.

Apart from the commitments and contingencies detailed above and elsewhere in these accompanying unaudited condensed consolidated financial statements, as of December 31, 2024, the Company did not have any significant commitments or contingencies involved.

NOTE 13 － SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2024, up to the date that the unaudited condensed consolidated financial statements were available to be issued. Other than the item mentioned below, no other subsequent events were noted.

In February 2025, the Company’s Board of Directors passed a resolution to increase the Company’s authorized shares of common stock, par value $0.001 per share, from 4,450,000,000 to 30,000,000,000. As of the date of this filing, the certificate of change for this increase in authorized shares has not yet been completed.

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

Results of Operations.

Comparison of the Three and Nine Months ended December 31, 2024 and 2023

The following table sets forth certain operational data for the periods indicated:

	Three Months Ended December 31,
	2024	2023
Revenues, net
Revenue from third parties	$348,033	$475,119
Revenue from related party	39,513	113,116
Total revenues, net	387,546	588,235
Cost of revenue
From third parties	(180,969)	(190,888)
From related parties	(74,574)	(264,858)
Total cost of revenue	(255,543)	(455,746)
Gross profit	132,003	132,489
Operating expenses:
Sales and marketing expense	(13,139)	(17,777)
Personnel and benefit expense	(34,161)	(82,911)
General and administrative expenses	(167,482)	(44,374)
Loss from operation	(82,779)	(12,573)
Other expenses, net	(41,740)	(32,810)
Loss before income taxes	(124,519)	(45,383)
Income tax (expense) credit	(363)	661
Net loss	$(124,882)	$(44,722)

	Nine Months Ended December 31,
	2024	2023
Revenues, net
Revenue from third parties	$1,025,625	$1,099,045
Revenue from related party	314,091	284,222
Total revenues, net	1,339,716	1,383,267
Cost of revenue
From third parties	(610,630)	(579,052)
From related parties	(353,244)	(353,199)
Total cost of revenue	(963,874)	(932,251)
Gross profit	375,842	451,016
Operating expenses:
Sales and marketing expense	(89,861)	(41,872)
Personnel and benefit expense	(124,918)	(289,881)
General and administrative expenses	(569,184)	(109,733)
(Loss) income from operation	(408,121)	9,530
Other expenses, net	(116,644)	(80,101)
Loss before income taxes	(524,765)	(70,571)
Income tax expense	(363)	(1,036)
Net loss	$(525,128)	$(71,607)

Revenue

The Company currently earns three types of income sources:

	Three Months Ended December 31,
Type of revenue	2024	2023

Retail sales	$285,316	$352,925
Logistic and fulfilment services	62,717	122,194
Supply chain consulting service (related party)	39,513	113,116
	$387,546	$588,235

	Nine Months Ended December 31,
Type of revenue	2024	2023

Retail sales	$793,826	$700,984
Logistic and fulfilment services	231,799	398,061
Supply chain consulting service (related party)	314,091	284,222
	$1,339,716	$1,383,267

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

Revenues of $387,546 for the three months ended December 31, 2024, decreased by $200,689 or 34.1% from $588,235 in the same period of 2023. Revenues of $1,339,716 for the nine months ended December 31, 2024, decreased by $43,551 or 3.1% from $1,383,267 in the same period of 2023. The decrease in revenue for the three and nine months ended December 31, 2024 was mainly due to sluggish demand in logistic and fulfillment service in Hong Kong and Taiwan compared to the same period of 2023.

Revenues for the three and nine months ended December 31, 2024 and 2023 consisted primarily retail sales, logistic and fulfilment services, as well as supply chain consulting services.

Cost of Revenue

Cost of revenues of $255,543 for the three months ended December 31, 2024 decreased by $200,203, or 43.9%, from $455,746 in the same period of 2023 which was mainly due to the decrease in direct operating cost in connection with retail sales.

Cost of revenues of $963,874 for the nine months ended December 31, 2024 increased by $31,623, or 3.4%, from $932,251 in the same period of 2023 which was mainly due to the increase in direct operating cost in connection with logistics and warehousing services.

Gross Profit

We achieved a gross profit of $132,003 and $132,489 for the three months ended December 31, 2024 and 2023, respectively. Our gross profit margin was approximately 34.1% and 22.5% for the three months ended December 31, 2024 and 2023, respectively.

The increase in gross profit and gross profit margin is attributable to slight increase in sales orders in retail sales for corporate clients.

We achieved a gross profit of $375,842 and $451,016 for the nine months ended December 31, 2024 and 2023, respectively. Our gross profit margin was approximately 28.1% and 32.6% for the nine months ended December 31, 2024 and 2023, respectively.

The decrease in gross profit and gross profit margin is attributable to an increase in direct operating costs in new rendering logistics and warehousing services.

Sales and Marketing Expenses (“S&M”)

S&M expenses decreased by $4,638 or 26.1%, to $13,139 for the three months ended December 31, 2024, as compared to the same period as of 2023. The decrease   in S&M expenses is due primarily to decrease in online marketing fee for cost-cutting measures.

S&M expenses increased by $47,989 or 114.6%, to $89,891 for the nine months ended December 31, 2024, as compared to the same period as of 2023.The increase in S&M expenses is due primarily to increase in management and consultancy service in relation of sharing of office space.

S&M expenses for the three and nine months ended December 31, 2024 and 2023 primarily include advertising, online marketing as well as consultancy fee.

Payroll and benefit Expenses (“P&B”)

P&B expenses decreased by $48,750 or 58.8%, to $34,161 for the three months ended December 31, 2024, as compared to the same period as of 2023. P&B expenses decreased by $164,963 or 56.9%, to $124,918, for the nine months ended December 31, 2024, as compared to the same period as of 2023.

The decrease in P&B expenses is due primarily to cost savings from system upgrades and a reduction in headcount to control labor costs.

P&B expenses for the three and nine months ended December 31, 2024 and 2023 primarily include wages and salaries and other staff benefits.

General and Administrative Expenses (“G&A”)

G&A expenses increased by $123,108 or 277.4%, to $167,482 for the three months ended December 31, 2024, as compared to the same period as of 2023. G&A expenses increased by $459,451 or 418.7%, to $569,184 for the nine months ended December 31, 2024, as compared to the same period as of 2023.

The increase in G&A expenses is primarily attributable to the significant increase in legal and professional fees incurred in connection with the acquisition of OAC and allowance for expected credit losses.

G&A expenses for the three and nine months ended December 31, 2024 and 2023 primarily include office operating cost, as well as professional fees.

Other Expenses, net

Other expenses, net increased by $8,930 or 27.2%, to $41,740 for the three months ended December 31, 2024, as compared to the same period as of 2023. Other expenses, net increased by $36,543 or 45.6%, to $116,644 for the nine months ended December 31, 2024, as compared to the same period as of 2023.

The increase in other expenses, net is primarily attributable to the increase in interest expenses paid for additional bank borrowings. Other expenses, net for the three and nine months ended December 31, 2024 and 2023 primarily include interest expense for bank borrowings offset by bank interest income and sundry income.

Income Tax Expense

We had income tax expense of $363 and income tax credit of $661 under Hong Kong tax regime during the three months ended December 31, 2024 and 2023, respectively.

We incurred income tax expense of $363 and $1,036 under Hong Kong tax regime during the nine months ended December 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

The following summarizes the key components of our cash flows for the nine months ended December 31, 2024 and 2023.

	Nine Months ended December 31,
	2024	2023
Net cash used in operating activities	$(373,893)	$(362,316)
Net cash used in investing activities	$(2,833)	$–
Net cash provided by financing activities	$382,405	$335,711

Net Cash Used In Operating Activities

For the nine months ended December 31, 2024, net cash used in operating activities was $373,893, which consisted primarily of a net loss of $525,128, an increase in accounts receivable of $159,804, a decrease in accrued liabilities and other payables of $2,458, a decrease in deferred revenue of $3,235 and a decrease in income tax payable of $9,480, offset by a decrease in deposits, prepayments and other receivables of $6,193, an increase in accounts payable of $6,058 and adjusted for non-cash items such as depreciation of plant and equipment of $5,292 and allowance for expected credit losses of $308,669.

For the nine months ended December 31, 2023, net cash used in operating activities was $362,316 which consisted primarily of a net loss of $71,607, an increase in accounts receivable of $301,288, a decrease in deferred revenue of $20,981 and a decrease in income tax payable of $6,461, offset by a decrease in deposits, prepayments and other receivables of $2,257, an increase in accounts payable of $20,196, an increase in accrued liabilities and other payables of $9,617, and adjusted for non-cash items such as depreciation of plant and equipment of $5,951.

Net Cash Used In Investing Activities

For the nine months ended December 31, 2024, net cash used in investing activities was $2,833, relating to the development of warehouse facilities.

For the nine months ended December 31, 2023, no investing activities were incurred.

Net Cash Provided by Financing Activities

For the nine months ended December 31, 2024, net cash provided by financing activities was $382,405, mainly relating to $128,774 proceeds from promissory note from related party and $956,447 of net proceeds from bank borrowings, offset by $702,816 of advance to a director.

For the nine months ended December 31, 2023, net cash provided by financing activities was $335,711, mainly relating to $242,804 of net proceeds from bank borrowings and $92,907 of repayments from the director.

Working Capital

As of December 31, 2024, we have cash and cash equivalents of $458,197, accounts receivable, net of $826,460, deposits, prepayments and other receivables of $19,426, income tax receivable of 18,708 and amount due from director of $930,732.

As of March 31, 2024, we have cash and cash equivalents of $443,455, accounts receivable, net of $975,325, deposits, prepayments and other receivables of $25,619, income tax receivable of 9,228 and amount due from director of $227,916.

Going Concern

As of December 31, 2024, the Company suffered from an accumulated deficit of $793,832. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon improving the profitability and the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to improve the operating result for the foreseeable future. We expect net cash expended in 2024 to be significantly higher than 2023. As of December 31, 2024, we have accumulated losses of $793,832. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

Indebtedness

			As of
Bank borrowings, secured:	Maturity date	Interest rate	December 31, 2024	March 31, 2024
		(p.a.)
Loan: HK$0.83 million	March 28, 2032	3.63%	$102,832	$100,931
Loan: HK$1.09 million	February 28, 2033	3.63%	134,790	133,536
Loan: HK$1.79 million	April 23, 2033	3.63%	226,146	228,762
Loan: HK$0.01 million	June 28, 2025	3.63%	690	–
Loan: HK$0.02 million	June 23, 2025	3.63%	1,282	–
Loan: HK$0.01 million	June 30, 2025	3.63%	783	–
Loan: HK$3.00 million	March 18, 2028	4.80%	324,956	383,400
Loan: HK$5.75 million	September 30, 2052	4.13%	710,310	–
Loan: HK$2.13 million	December 30, 2027	5.68%	274,289	–
			1,776,078	846,629

Bank facilities	Facility availability period	Interest rate
Loan: HK$4.20 million	February 8, 2025#	7.28%	540,852	517,556
Loan: HK$2.00 million	February 3, 2025#	7.29%	257,549	485,640
Loan: HK$0.80 million	February 28, 2025	7.27%	103,019	–
Loan: HK$1.00 million	February 24, 2025	7.27%	128,774	–
			1,030,194	1,003,196
Total borrowings			2,806,272	1,849,825
Less: current portion			(1,250,088)	(1,098,630)
Non-current portion			$1,556,184	$751,195

# Management will be discussing with banks for an extension of the facility, the outcome of which is still uncertain.

The Company obtained certain loans from several financial institutions in Hong Kong, in the aggregate facility amount of up to $2,892,999 (equal to HK$22.64 million). These loans bear annual interest at the bank prevailing rates ranging from 3.63% to 7.29%. The loan of HK$5.75 million (equivalent to $740,600) was on loaned to the director.

Interest related to the bank borrowings was $38,909 and $35,311, for the three months ended December 31, 2024 and 2023, respectively.

Interest related to the bank borrowings was $121,373 and $83,961, for the nine months ended December 31, 2024 and 2023, respectively.

These banking facilities are guaranteed and secured, details of which are set out as follows:

(a)	unlimited personal guaranteed by Mr. Cheung, the director of the Company

(b)	guaranteed by HKMC Insurance Limited under the Hong Kong SME Financing Guarantee Scheme, launched by The Hong Kong Mortgage Corporation Limited

(c)	secured by a lien on certain real properties personally owned by Mr. Cheung, the director of the Company, for a loan with principal outstanding of USD710,310 as of December 31, 2024.

Off-balance Sheet Arrangements

As of December 31, 2024, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above evaluation. In the meantime, management has appointed external consultants to minimize the risk and ascertain compliance with requirements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the period ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(1)	Financial Statements

Financial Statements are included in Part I, Item 1 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Designations of preferences and rights of Series B Convertible Preferred Stock (1)
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (2)
4.2	Description of Securities (3)
10.1	Share Exchange Agreement, dated March 29, 2024, by and among DH Enchantment, Inc., OLS Asia Corporation, and the shareholders of OLS Asia Corporation (3)
21	Subsidiaries (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302*
32.1	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Custodianship Records (1)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

_______________

*	Filed herewith

(1)	Incorporated by reference to the Exhibits of the Registration Statement on Form 10 filed with the United States Securities and Exchange Commission on August 4, 2021.
(2)	Incorporated by reference to the Exhibits of the Amendment No. 6 to the Registration Statement on Form 10 filed with the United States Securities and Exchange Commission on June 27, 2022.
(3)	Incorporated by reference to the Exhibits of the Current Report on Form 8-K filed with the United States Securities and Exchange Commission on September 17, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DH Enchantment, Inc.
(Registrant)

Dated: February 19, 2025	/s/ Cheung, Cheuk Yin
Cheung Cheuk Yin
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer)

